Form 10-Q
period 1994-03-31
EMPIRE GAS CORP/NEW
filed 1994-05-16
CIK 922404

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  The Quarterly Period Ended March 31, 1994
                       Commission File Number 1-6537-3


                      EMPIRE GAS OPERATING CORPORATION
           (Exact Name of Registrant as Specified in its Charter)



                MISSOURI                                43-1501508
    (State or Other Jurisdiction                       IRS Employer
   of Incorporation or Organization)                Identification No.


             1700 S. Jefferson Street, Lebanon, Missouri  65536
            (Address of Principal Executive Offices and Zip Code


                                (417)532-3101
            (Registrant's Telephone Number, Including Area Code)


                           EMPIRE GAS CORPORATION
                         (Former Name of Registrant)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes __X__     No
_____


Number of Shares outstanding common stock (one class only) as of March 31, 1994 was 10,448,162.

       2 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
              (Dollars In Thousands, Except Per Share Amounts)
                                         March 31,     June 30,
         ASSETS                            1994          1993
         ______                          ________      ________

Current Assets
 Cash                                    $   173       $   352
 Trade Receivables - Net                  15,071         8,198
 Inventories                               9,313         9,691
 Prepaid Expense                             299           305
 Deferred Income Taxes                       408            -
                                         _______       _______
  Total Current Assets                    25,264        18,546
                                         _______       _______
Property, Plant and Equipment            155,267       151,586
 Less Accumulated Depreciation            62,012        57,239
                                         _______       _______
  Fixed Assets - Net                      93,255        94,347
                                         _______       _______
Other Assets
 Debt Acquisition Costs - Net              1,776         1,910
 Excess of Cost Over Fair Value of Net
  Assets Acquired - Net                    9,633        10,167
 Other                                       764           465
                                         _______       _______
 Total Other Assets                       12,173        12,542
                                         _______       _______

 Total Assets                            $130,692      $125,435
                                         _______       _______
                                         _______       _______

       3 of 16
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ____________________________________

Current Liabilities
 Current Maturities of Long-Term Debt    $  6,135      $  5,181
 Accounts Payable and Accrued Expenses     10,637         8,303
 Income Taxes Payable                       3,822           165
                                          _______       _______
  Total Current Liabilities                20,594        13,649
Long-Term Debt (Note 3)                    66,696        74,068
Deferred Income Taxes                      26,468        27,545
Accrued Self Insurance Liability (2)        2,039         1,874
                                          _______       _______
  Total Liabilities                       115,797       117,136
                                          _______       _______
Stockholder's Equity
 Capital Stock
  Preferred, Class A Non-Voting; 10% Cumulative;
    Arrearage At March 31, 1994 $1,414
    June 30, 1993 $1,189; No Par Value; $30
    Per Share Liquidation Preference; Authorized,
    issued, and outstanding 100,000
    Shares                                  3,000         3,000
  Preferred, Class B Non-Voting; No Par Value;
    Non-Dividend Paying; $40 Per Share
    Liquidation Preference After Class A;
    Authorized, issued, and outstanding
    100,000 Shares                          4,000         4,000
  Common: $.001 Par Value; Authorized 25,000,000
    Shares; issued and outstanding March 31
    1994 and June 30, 1993 10,448,162
    Shares                                     10            10
 Additional Paid-In Capital                 4,325         4,325
 Retained Earnings (Deficit)                4,859        (1,737)
                                           ______        _______

                                           16,194         9,598
 Investment in Parent Company Stock, at cost
  (Note 4)                                 (1,299)       (1,299)
                                           ______        _______

  Total Stockholder's Equity               14,895         8,299
                                           ______        _______

  Total Liabilities and Stockholder's
  Equity                                 $130,692      $125,435
                                           ______        _______
                                           ______        _______


See Notes to Condensed Consolidated Financial Statements.

       4 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)


                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                       ________                ________

                                    1994     1993        1994       1993
                                  ______   _______     _______    ________

Operating Revenue                $46,121   $48,989    $110,107    $111,332
                                 ______    _______    _______     ________

Operating Costs and Expenses
  Cost of Products Sold           20,117    23,696      50,770      52,807
  General and Administrative      12,108    11,594      33,109      31,986
  Depreciation and Amortization    2,097     2,199       6,311       6,576
                                 ______    _______    _______     ________
                                  34,322    37,489      90,190      91,369
                                 ______    _______    _______     ________
Operating Income                  11,799    11,500      19,917      19,963
                                 ______    _______    _______     ________


Other Expense
  Interest Expense, Net           (2,082)   (2,380)     (6,446)     (7,541)
  Amortization of Debt Discount
  and Expense                       (509)     (572)     (1,501)     (1,167)
  Restructuring Proposal Costs
   (Note 6)                         (276)      --         (674)        --
                                 ______    _______    _______     ________
                                  (2,867)    (2,952)    (8,621)     (8,708)
                                 ______    _______    _______     ________


Income Before Income Taxes         8,932      8,548     11,296      11,255

Provision for Income Taxes         3,700      3,400      4,700       4,500
                                 ______    _______    _______     ________
Net Income                       $ 5,232    $ 5,148    $ 6,596     $ 6,755
                                 ______    _______    _______     ________
                                 ______    _______    _______     ________



Income Per Common Share          $   0.49   $   0.49   $    0.61   $   0.63
                                 ______    _______    _______     ________
                                 ______    _______    _______     ________



See Notes to Condensed Consolidated Financial Statements.

       5 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)
                               (In Thousands)


                                           1994          1993
                                         ________      ________

Cash Flows From Operating Activities

Net Income                               $  6,596      $  6,755
Items not requiring (providing) cash
 Depreciation                               5,746         5,913
 Amortization                               2,066         1,830
 Deferred income taxes                     (1,485)         (300)
 (Gain) Loss on sale of assets                  3          (162)
Changes In:
 Trade Receivables                         (6,873)       (9,365)
 Inventories                                  378        (1,251)
 Accounts Payable and Accrued Expenses      6,106         1,540
 Prepaid expense & other                     (224)         (337)
                                         ________      ________
 Net Cash Provided By Operating
  Activities                               12,313         4,623
                                         ________      ________

Cash Flows from Investing Activities
 Purchase of property & equipment          (4,721)       (3,098)
 Proceeds from sales of property &
  equipment                                   153           360
                                         ________      ________
Net Cash Used In Investing Activities      (4,568)       (2,738)
                                         ________      ________

Cash Flows From Financing Activities
 Working Capital borrowings                (3,800)         (155)
 Principal Payments on other long-term
  debt                                       (162)         (134)
 Principal Payments on term credit
  facility                                 (1,950)          --
 Debenture sinking fund payments           (2,012)         (528)
                                         ________      ________
Net Cash Used In Financing Activities      (7,924)         (817)
                                         ________      ________

Increase (Decrease) in Cash                  (179)        1,068

Cash, Beginning of Period                     352           209
                                         ________      ________
Cash, End of Period                      $    173      $  1,277
                                         ________      ________
                                         ________      ________


See Notes to Condensed Consolidated Financial Statements.

       6 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)


(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Operating Corporation's condensed consolidated financial position as of March 31, 1994, and the condensed consolidated results of its operations and changes in its financial position for the periods ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1993 Annual Report on Form 10-K.

    The results of operations for the three month and nine month periods ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

    The Company is wholly owned subsidiary of Empire Gas Corporation (EGC) (formerly Empire Gas Acquisition Corporation).


(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1993 Annual Report on Form 10-K.

    Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability, workers' compensation, and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident). The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

    For the policy periods July 1, 1989 through December 30, 1989, and December 31, 1989 through June 30, 1991, the Company has incurred aggregate comprehensive general liability losses in excess of the policies' $1 million loss limit. Additional losses (except for punitive damages), if any, are insured by the excess carrier and should not result in additional expense to the Company. As of March 31, 1994, the Company has not exceeded the $1 million loss limit for the comprehensive general liability policy periods July 1, 1991 through June 30, 1992, July 1, 1992 through June 30, 1993, and July 1, 1993 through June 30, 1994.

       7 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)



    Effective July 1, 1993, the Company changed its policy so that it will retain $500,000 of expected losses related to workers' compensation. Previously the Company obtained coverage from carriers and state insurance pools. Provisions for losses expected under this program will be recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company has provided letters of credit aggregating approximately $2.3 million in connection with this program at March 31, 1994.

    The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

    Interim accruals for the cost of self insurance are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 3.5 cents per gallon sold.

    The Company's federal income tax returns for the fiscal years 1979 and 1980 were audited by the IRS. During August 1992, the Company paid $2.4 million which represented interest on previously paid income taxes.
    This payment settled all outstanding federal tax audits. The Company has no federal income tax audits in process at March 31, 1994.

    The Company and its subsidiaries are also defendants in various state income tax audits and other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.


(3) The term credit facility and revolving credit facility are provided to the Company by the same lender under one agreement. In June 1993, the proceeds from these new loans were used to repay the acquisition credit facility, working capital facility, and notes payable to shareholder. Substantially all of the Company's assets are pledged to the agreement which contains working capital, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

    The term credit facility bears interest at either 1.125% over prime or 2.625% over the Eurodollar rate. The agreement requires quarterly principal payments of $650,000.

       8 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)


    The revolving credit facility provides for borrowings up to $22 million and bears interest at either 1% over prime or 2.5% over the Eurodollar rate. The agreement provides for a commitment fee of .5% per annum of the unadvanced portion of the commitment. The Company's unused revolving credit line amounted to $15,500,000 at March 31, 1994, after considering $3,000,000 of letters of credit.


(4) In December 1992, the Company purchased from the employee stock bonus plan 329,500 common shares of EGC stock for $1.3 million. The plan's assets were being liquidated due to termination of the plan. The shares purchased are classified as a reduction in equity because EGC has no significant assets other than its investment in the Company.


(5) Additional Cash Flow Information (In Thousands)

      Non Cash Investing and Financing Activities       1994     1993
      ___________________________________________

         Short term note payable issued for repurchase
           of debentures from employee benefit plan      --     $  778

         Short term note payable issued for purchase of
           EGAC stock from employee benefit plan         --     $1,299

    Purchase contract obligations incurred on
       property and equipment purchases                $  200      --



 Additional Cash Payment Information                     1994    1993
 ___________________________________

  Interest Paid                                        $6,043   $9,543
  Income Taxes Paid (net of refunds)                   $2,529   $2,384


(6) Restructuring proposal costs consist of legal and accounting expenses incurred in connection with a proposed restructuring of the Company's debt and equity. On April 29, 1994, the parent of the Company filed a registration statement with the Securities Exchange Commission relating to the issuance of $100 million initial accreted value of senior secured notes of the parent. The registration statement describes a transaction in which the Company would merge into its parent and the stock of certain stockholders of the parent would be redeemed in exchange for certain assets of the Company and cash. See Part II, Item 6.

       9 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)


FINANCIAL CONDITION AND LIQUIDITY

The following table is presented as a measure of the Company's liquidity and financial condition.

                                         MARCH 31            JUNE 30
                                     1994       1993      1993     1992

                                         (IN THOUSANDS, EXCEPT RATIOS)

Total long-term debt
   (including current maturities)    $72,831    $78,354   $79,249  $ 78,958
Short-term notes payable                --      $ 2,077       --       --
Working Capital                      $ 4,670    $(7,193)  $ 4,897  $(13,924)
Current Ratio                           1.23        .79      1.36       .52


During the nine months ended March 31, 1994, the Company's working capital decreased by approximately $200,000. The decrease was due to the reclassification of $1.0 million of long-term debt to current maturities related to increased sinking fund requirements, the reclassification of $1.1 million of deferred income taxes to current income taxes payable, the net usage of $4.6 million of working capital to purchase property and equipment, the usage of $7.9 million of working capital to reduce the revolving credit facility and long-term debt. These decreases were offset by $14.4 million of net income (after adjustment for non-cash expenses).

During the nine months ended March 31, 1993, the Company's working capital increased by approximately $6.7 million. The increase was due primarily to $18.9 million of income before income taxes (after adjustment for non-cash expenses) and the reclassification of $300,000 from current accrued expenses to accrued self insurance liability. This increase was offset by a net movement of $2.9 million of long-term debt into the current portion of long-term debt, the use of $2.7 million in working capital for the purchase of property and equipment, the use of $2.1 million in working capital for the repurchase of debentures and stock from the employee benefit plants, $4.5 million in current income taxes accrued and the reclassification of $300,000 of deferred income tax to current income tax payable.

The net movement of $2.9 million of long-term debt into the current portion of long-term debt in the 1993 period was a result of the movement of $5.4 million of long-term debt into the current portion of long-term debt offset by the reclassification of $2.5 million from the current portion of long-term debt (the reclassification of long-term debt to current portions of long-term debt relates to borrowings from a related party which were due in July 1993, purchase contract obligations and the current portion of debenture sinking fund payments which were due December 1993 and March
1994). (The reduction of current maturities relates to the Company's refinancing pursuant to the loan agreement of the Reliance debt obligation of which $6.8 million was included in current maturities of long-term debt at June 30, 1992).

       10 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)


RESULTS OF OPERATIONS

Due to the seasonal nature of the Company's business, the Company usually realizes a net loss the first quarter and net income for the second and third quarters. Operating revenues for a particular quarter are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparations for the Company's principal sales months.

Operating revenues for the nine months ended March 31, 1994, decreased by $1.2 million as compared to the same period of the previous year as a result of a decrease of $1.8 million in retail propane sales offset by an increase of $600,000 in parts and appliance sales. The decrease in propane sales was due to an approximate 0.6 cent decrease in the average net sales price per gallon combined with a 1% decrease in gallons sold as compared to the prior year. The increase in parts and appliance sales were due to increased sales efforts by the Company. Cost of sales decreased by $2.0 million due to a decrease of $2.5 million in the cost of propane offset by an increase of $500,000 in the cost of parts and appliances. The decrease in the cost of propane is due to an approximate 1.6 cent decrease in the average net cost per gallon combined with a 1% decrease in gallons sold. The increase in the cost of parts and appliances is due to the increased sales.

Operating revenues for the third quarter of fiscal year 1994 decreased by $2.8 million as compared to the same period for the previous year due to a $3.0 million decrease in propane sales offset by an increase of $200,000 in parts and appliance sales. The decrease in propane sales was due to an approximate 4.3 cent decrease in the average net sales price per gallon combined with a 1% decrease in gallons sold as compared to the same period in the prior year. The increase in parts and appliance sales was due to increased sales efforts by the Company. Cost of sales decreased $3.5 million due to a decrease of $3.7 million in the cost of propane sales offset by a $200,000 increase in the cost of parts and appliance sales. The decrease in the cost of propane sales was due to an approximate 6.1 cent decrease in the average net cost per gallon combined with a 1% decrease in gallons sold. The increase in the cost of parts and appliances is due to the increased sales.

General and administrative expenses for the nine months ended March 31, 1994, increased approximately $1.1 million due to increases of $700,000 in insurance and liability claims expense, $500,000 in salaries and commissions, and $200,000 in payroll taxes and employee benefits. These increases were offset by decreases of $100,000 each in vehicle fuel and maintenance, rent and maintenance, and travel and entertainment. The increase in insurance and liability claims was due primarily to increased claims. The increase in salaries and commissions was due to normal pay increases combined with a slight increase in the total number of employees. The increase in payroll taxes and employee benefits was due to the increase

       11 of 16
in taxes related to the increased payroll and the increase in health insurance expenses. The decrease

       12 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)



in vehicle fuel and maintenance was due to reduced vehicle maintenance as a result of the purchase of new vehicles to replace some of the older vehicles.

The decrease in rent and maintenance was due to reduced building maintenance. The decrease in travel and entertainment was due to reduced travel by retail employees for training, as most Company-wide training was performed in May and June 1993.

General and administrative expenses for the third quarter of fiscal 1994, increased approximately $500,000 due to increases of $300,000 in salaries and commissions, $200,000 in payroll taxes and employee benefits, and $100,000 in professional fees. These increases were offset by a $100,000 decrease in office expenses. The increase in salaries and commissions was due to normal pay raises and a slight increase in the total number of employees. The increase in payroll taxes and employee benefits is due to the increase in payroll taxes related to the increased payroll and the increase in health insurance expenses. The increase in professional fees was due to increased fees incurred for tax and business planning. The decrease in office expenses was due to reduced informational and advertising mailings to customers.

Interest expense decreased $1.1 million for the nine months ended March 31, 1994, and $300,000 for the third quarter of fiscal year 1994 as compared to the same period of the prior year. Both decreases were the result of lower interest rates and reduced borrowing levels as compared to the prior year.

Restructuring proposal costs of $674,000 for the nine months ended March 31, 1994, and $276,000 for the third quarter of fiscal year 1994 consisted of legal and accounting expenses incurred in connection with a proposed restructuring of the Company's debt and equity. On April 29, 1994, the parent of the Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of $100 million initial accreted value of senior secured notes of the parent. The registration statement describes a transaction in which the Company would merge into its parent and the stock of certain stockholders of the parent would be redeemed in exchange for certain assets of the Company and cash. See Part II,
Item 6.

       13 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults Upon Senior Securities

During the period August 1, 1993 through November 15, 1993, the Company did not comply with the working capital covenant contained in its credit facility with the First National Bank of Boston ("FNBB"), which credit facility consists of a term credit facility and a revolving credit facility and provides for the issuance of letters of credit on the Company's behalf. FNBB waived the noncompliance with this covenant. See Note 3 of the Condensed Consolidated Financial Statements.



Item 4.  Submission of Matters to a Vote of Security Holders

On April 22 1994, the sole stockholder of the Company executed a consent approving an amendment to the Articles of Incorporation of the Company changing the name of the Company from Empire Gas Corporation to Empire Gas Operating Corporation.



Item 5.  Other Information

Not applicable.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  10.1 Stock Redemption Agreement dated May 7, 1994, between the Company, Empire Gas Corporation, Empire Energy Corporation, Robert W. Plaster, Paul
S. Lindsey, Jr., Stephen R. Plaster, Joseph L. Schaefer, the Robert W. Plaster Trust dated December 13, 1988, the Stephen Robert Plaster 10/30/88 Trust, the Stephen Robert Plaster 7/30/84 Trust, Empire Ranch, Inc., Empire Airlines, Inc. and Evergreen National Corporation.

       14 of 16
  15.1 Letter from Baird, Kurtz & Dobson dated May 13, 1994 regarding unaudited interim financial information.

       15 of 16
              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (Unaudited)


Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

On April 29, 1994, the Company filed a report on Form 8-K reporting (under
Item 5) the filing by the parent of the Company of a registration statement relating to the issuance of $100 million initial accreted value senior secured notes of the parent. The registration statement describes a transaction in which the Company would merge into its parent and the stock of certain stockholders of the parent would be redeemed in exchange for certain assets of the Company and cash.

       16 of 16
Reviewed by Independent Certified Public Accountants


The March 31, 1994 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EMPIRE GAS OPERATING CORPORATION
                                     Registrant





                                     /s/ Willis D. Green
                                     __________________________
                                     WILLIS D. GREEN
                                     VICE PRESIDENT/CONTROLLER





DATE:  May 13, 1994