Form 10-K
period 1994-06-30
EMPIRE GAS CORP/NEW
filed 1994-09-28
CIK 922404

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 1994
                          Commission file Number 1-6537

                             EMPIRE GAS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          MISSOURI                                         43-1494323
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

P.O.  Box 303
1700 SOUTH JEFFERSON STREET, LEBANON, MISSOURI                         65536
   (Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:               (417) 532-3101

             Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                   ON WHICH REGISTERED
 9% Subordinated Debentures due 2007                      PACIFIC STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 15, 1994 is: $116,480

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 15, 1994: 1,579,225.


Upon request, Empire Gas Corporation will furnish a copy of any exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 1700 South Jefferson, Lebanon, Missouri 65536; Telephone (417)532-3101.

                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

          Prior to June 29, 1994, Empire Gas Corporation ("Empire Gas" or the "Company") was the owner of 100% of the outstanding common stock of Empire Gas Operating Corporation ("EGOC") and had no other assets or operations. Prior to a name change on April 26, 1994, EGOC had been known as Empire Gas Corporation, and filed reports under the Securities Exchange Act of 1934 under that name. On June 29, 1994, EGOC merged with and into the Company, with the Company as the surviving corporation. All references to the Company in this report refer to Empire Gas Corporation and its consolidated subsidiaries, which prior to June 29, 1994 included EGOC.

            On June 30, 1994, the Company engaged in a series of transactions (the "Transaction") including the transfer of all of the shares of common stock of Empire Energy Corporation ("Energy") to the Company's former chairman, Robert
W. Plaster, and certain departing directors, officers and employees. See "The Transaction," below. Energy held the common stock of 136 subsidiaries of the Company that carried on the business of the Company in ten states, primarily in the Southeast. As part of the Transaction, the Company also acquired the assets of PSNC Propane Corporation ("PSNC"). Except where noted otherwise, all financial information in this report and the financial statements included with this report include the results of operations of Energy through June 30, 1994 and exclude the results of operations of PSNC, but balance sheet data exclude the assets of Energy and include the assets of PSNC. Other than financial information, except where noted otherwise, the information presented in this report excludes the operations and assets of Energy, includes the operations and assets of PSNC, and otherwise reflects the effect of the Transaction.

PROPANE OPERATIONS

            The Company is engaged in the business of the retail distribution of propane and has been in operation since 1963. In addition, the Company sells related gas-burning appliances and equipment and rents customer storage tanks. The Company's operations consist of 162 retail service centers with 18 additional bulk storage facilities. During the fiscal year ended June 30, 1994, the Company, after giving effect to the Transaction, sold approximately 82.8 million gallons of propane to approximately 112,000 customers in 20 states, which (based on retail gallons sold) makes it one of the 11 largest retail distributors of propane in the United States. The Company's operations are geographically diversified with retail service centers located in the west, the southwest, Colorado, the upper midwest, the Mississippi Valley and the southeast. This diversification reduces the potential impact of fluctuations of weather in a particular region.

            Propane, a hydrocarbon with properties similar to natural gas, is separated from natural gas at gas processing plants and refined from crude oil at refineries. It is stored and transported in a liquid state and vaporizes into a clean-burning energy source that is used for a variety of residential, commercial, and agricultural purposes. Residential and commercial uses include heating, cooking, water heating, refrigeration, clothes drying, and incineration. Commercial uses also include metal cutting, drying, container pressurization, and charring, as well as use as a fuel for internal combustion engines. Agricultural uses include brooder heating, stock tank heating, crop drying, and weed control, as well as use as a motor fuel for farm equipment and vehicles. Propane is also used for a number of other purposes. As of December 31, 1991, the propane industry had grown, as measured by the gallons of retail residential/commercial propane sold, at the rate of 3.7% per annum since 1984.

            Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers, giving effect to the Transaction, accounted for approximately 69.5% of the Company's aggregate propane sales revenue and 32.4% of its aggregate gross margin from propane sales in fiscal year 1994. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1994 propane sales revenue after giving effect to the Transaction, the customer base consisted of 16.7% commercial and 13.8% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 2.5% of sales.

            SOURCES OF SUPPLY. Propane is derived from the refining of crude oil or is extracted in the processing of natural gas. The Company obtains its supply of propane primarily from oil refineries and natural gas plants located in the south, west and midwest. Most of the Company's propane inventory is purchased under supply contracts with major oil companies which typically have a one-year term, at the suppliers' daily posted prices or a negotiated discount. During fiscal 1994, contract suppliers sold nearly 76% of the propane purchased by the Company (including the centers that were transferred in the Transaction), and the two largest suppliers sold 23% and 16%, respectively, of the total volume purchased by Empire Gas. The Company has established relationships with a number of suppliers over the past few years and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing propane from its two largest suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

            DISTRIBUTION. The Company purchases propane at refineries, gas processing plants, underground storage facilities and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company has retail service centers with an aggregate storage capacity of approximately 8.7 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 15 over-the-road tractors and 18 transport trailers to deliver propane to its retail service centers and also relies on common carriers to deliver propane to its retail service centers. The Company also maintains an underground storage capacity of approximately 1 million barrels. This facility is not currently being used and cannot be used until a new disposal well is constructed, and the system is tested and brought up to industry standards. The Company can meet its storage needs from existing capacity and third-party sources, but is considering making the necessary modifications to provide storage that it may use for its own purposes or lease to third parties. The Company is exploring the possibility of making modifications to its underground storage facility, and management believes that required modifications can be made for a cost of approximately $2.0 million.
The Company is currently exploring options for financing these modifications, and there is no assurance that such financing will be available.

            Deliveries to customers are made by means of 370 bulk delivery tank trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Approximately 96% of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

            OPERATIONS. The Company has organized its operations in a manner that the Company believes enables it to provide superior service to its customers and to achieve maximum operating efficiencies. The Company's retail propane distribution business is organized into nine regions: West Coast (North); West Coast (South); Colorado; Midwest (North); Midwest (South); Midwest (Central); North and South Carolina; Mideast; and New York. Each region is supervised by a regional manager. The regions are grouped into three divisions, and the regional managers report to their respective divisional vice president. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

            A number of functions are centralized at the Company's corporate headquarters in order to achieve certain operating efficiencies as well as to enable the personnel located in the retail service centers to focus on customer service and sales. The Company makes centralized purchases of propane through its corporate headquarters for resale to the retail service centers enabling the Company to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

            The corporate headquarters and the retail service centers are linked via a computer system. Each of the Company's primary retail service centers is equipped with a computer that is connected to a central data processing
department in the Company's corporate headquarters.   Empire Service Corporation
("Service Corp."), a wholly owned
subsidiary of Energy, provides data processing and management information services to the Company pursuant to a services agreement. See "Item 13 -- Certain Relationships and Related Transactions." This computer network system provides retail company personnel with accurate and timely information on pricing, inventory, and customer accounts. In addition, this system enables management to monitor pricing, sales, delivery, and the general operations of its numerous retail service centers and to plan accordingly to improve the operations of the Company as a whole.

            FACTORS INFLUENCING DEMAND. Because a substantial amount of propane is sold for heating purposes, the severity of winter weather and resulting residential and commercial heating usage have an important impact on the Company's earnings. Approximately two-thirds of the Company's retail propane sales usually occur during the five months of November through March. Sales and profits are subject to variation from month to month and from year to year, depending on temperature fluctuations.

            COMPETITION. The Company encounters competition from a number of other propane distributors in each geographic region in which it operates. The Company competes with these distributors primarily on the basis of service, stability of supply, availability of consumer storage equipment, and price. The propane distribution industry is composed of two types of participants: larger multi-state marketers, including the Company, and smaller intrastate marketers. Most of the Company's retail service centers face competition from a number of other marketers.

            Empire Gas also competes with suppliers of other energy sources, including suppliers of electricity for sales to residential and commercial customers. Empire Gas believes growth can be achieved by the conversion to propane of homes that currently use either electricity or fuel oil products. Propane has advantages over electricity and fuel oil. The Company currently enjoys, and historically has enjoyed, a competitive advantage because of the higher cost of electricity. Fuel oil does not present a significant competitive threat in Empire Gas's primary service areas due to the following factors: (i) propane is a residue-free, cleaner energy source, (ii) environmental concerns make fuel oil relatively unattractive, and (iii) fuel oil appliances are not as efficient as propane appliances.

            Conservation measures or technological advances, including the development of more efficient gas appliances, could slow the growth of demand for propane by retail propane customers. The Company believes that decreases in oil and gas prices in recent years have decreased the incentive to conserve and that the gas appliances used today are already operating at high levels of efficiency. The Company can predict neither the impact of future conservation measures nor the effect that any technological advances might have on the Company's operations.

          Empire Gas generally does not attempt to sell propane in areas served by natural gas distribution systems, except sales for specialized industrial applications, because the price per equivalent energy unit of propane is, and has historically been, higher than that of natural gas. To use natural gas, however, a retail customer must be connected to a distribution system provided by a local utility. Because of the costs involved in building or connecting to a natural gas distribution system, natural gas does not create significant competition for the Company in areas that are not currently served by natural gas distribution systems.

            The Company believes the highly fragmented retail propane market presents substantial opportunities for growth through acquisitions. The Company's ability to compete through acquisitions will be limited in certain geographic areas as a result of a non-competition agreement signed in connection with the Transaction. Subject to an exception for multi-state acquisitions, the non-competition agreement restricts the Company from making acquisitions in seven states (Alabama, Florida, Georgia, Indiana, Kentucky and Tennessee) and certain territories in three other states (southeastern Missouri, northern Arkansas and an area within a 50-mile radius of an existing Energy operation in Illinois) until June 30, 1997. The agreement also restricts the Company from starting service centers (other than through acquisitions) in western Virginia and western West Virginia. The same restrictions apply to Energy under the agreement. See "The Transaction," below and "Item 13 -- Certain Relationships and Related Transactions (The Transaction)."

            RISKS OF BUSINESS. The Company's propane operations are subject to all the operating hazards and risks normally incident to handling, storing, and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire. The Company's current automobile liability policy provides coverage for losses of up to $101.0 million with a $500,000 deductible per occurrence. The Company's general liability policy provides coverage for losses of up to $101.0 million per occurrence with a $500,000 deductible per occurrence subject to an aggregate deductible of $1.0 million for any policy period. Prior to July 1994, workers compensation coverage had a $500,000 deductible per incident. The deductibles mean that the Company is effectively self-insured for liability up to these deductibles.

THE TRANSACTION

            On June 30, 1994, the Company effected a change in ownership and management by repurchasing shares of its common stock from its controlling shareholder, Mr. Robert W. Plaster, and certain other officers in exchange for all of the shares of common stock of Energy, a subsidiary of the Company, and cash consideration aggregating approximately $2.5 million. Energy owns the stock of 136 subsidiaries, 133 of which are retail service centers located primarily in the southeast. Upon the consummation of this stock purchase, Mr. Robert Plaster and the other officers from whom stock was repurchased terminated their employment with the Company, and Mr. Paul S. Lindsey, Jr., an employee of the Company for 26 years who, prior to the Transaction, served as the Company's Chief Operating Officer and Vice Chairman of the Board, became the Company's controlling shareholder, Chief Executive Officer, and President. Also upon consummation of the Transaction, certain lease and use agreements between the Company and Mr. Plaster or entities controlled by Mr. Plaster were terminated and a new lease, a non-competition agreement (the "Non-Competition Agreement"), and a support services agreement (the "Service Agreement") were entered into. See "Item 13 -- Certain Relations and Related Transactions."

            Contemporaneously with the repurchase of shares, the Company acquired the assets of PSNC, a company located in North Carolina that has six retail service centers and five additional bulk storage facilities with annual volume of approximately 9.5 million gallons. The aggregate purchase price was approximately $13.6 million (which includes payment for inventory and accounts receivable), consisting of $12.0 million for certain assets, primarily customer and storage tanks, approximately $1.1 million for accounts receivable and inventory, and $500,000 for a non-compete agreement with the seller. Based on the gallons sold by the acquired operations in 1994, the Company believes the acquisition of PSNC will increase its annual propane sales by approximately 9.5 million gallons, approximately 64% of which will be for sales to residential customers, which generally have higher margins than sales to industrial and agricultural customers.

            Contemporaneously with the repurchase of shares and the acquisition Name of Each Exchange of PSNC, the Company issued $127,200,000 principal amount Notes due 2004 and warrants to purchase 175,536 shares of Common Stock at $.01 per share. The Company received proceeds from the issuance of the notes and warrants (net of underwriting discounts and commissions) of $96,573,216. At the same time, the Company retired its existing credit facility and replaced it with a revolving credit line of up to $15 million from Continental Bank, N.A. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources)."

            The following table sets forth, for the five years ending June 30, 1994, selected aggregate operating data for the retail service centers of the Company that were retained after the Transaction and for the retail service centers the Company acquired from PSNC.



                                                  Year Ended June 30,
                                  ----------------------------------------------
                                  1990       1991      1992    1993      1994
                                  ----       ----      ----    ----      ----
                                   (in thousands except percentages, degree days
                                            and per gallon data)
Operating revenue..............  $75,342   $75,250   $69,216  $76,931   $74,837

Gross profit (1)...............  $39,455   $37,799   $38,031  $41,243   $39,731

Retail gallons sold............  82,180    74,278    76,167   84,840    82,754

Average gross profit per gallon    $.418     $.441     $.426    $.429     $.430
__________

            (1)   Represents operating revenue less the cost of product sold.

            The operations of the Company after the Transaction differ from the operations prior to the Transaction in terms of the size, geographical scope, management and leverage of the Company. Accordingly, operations of the Company prior to the Transaction are not indicative of expected operations of the Company after the Transaction.

REGULATION

           The Company's operations are subject to various federal, state, and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All states in which the Company operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. The Company cannot predict the extent to which any such regulations might affect the Company, but does not believe that any such effect would be material. It is not anticipated that the Company will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to the Company of complying with environmental and safety laws and regulations.

            Empire Gas currently meets and exceeds Federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated, or will participate within 90 days of their employment date, in hazardous materials training. The Company has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ("NPGA") Certified Employee Training Program.

EMPLOYEES

           As of September 15, 1994, the Company had approximately 635 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.


ITEM 3.  LEGAL PROCEEDINGS.

            The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             On April 22, 1994, the Company, as the sole shareholder of EGOC and acting by unanimous consent in lieu of a meeting, approved an amendment to the Articles of Incorporation of the subsidiary changing its name from Empire Gas Corporation to Empire Gas Operating Corporation.

            On April 22, 1994, the shareholders of the Company, acting by unanimous consent in lieu of a meeting, approved an amendment to the Articles of Incorporation of the Company changing its name from Empire Gas Acquisition Corporation to Empire Gas Corporation.

            On June 20, 1994, the Company, as the sole shareholder of EGOC and acting by unanimous consent in lieu of a meeting, approved the Transaction, pursuant to which the shares of certain shareholders of the Company were redeemed in exchange for cash and the shares of Energy. See "Item 1 -- Business (The Transaction)" and "Item 13 -- Certain Relationships and Related Transactions (The Transaction)."

            On June 20, 1994, the shareholders of the Company, acting by unanimous consent in lieu of a meeting, approved the Transaction, pursuant to which the shares of certain shareholders of the Company were redeemed in exchange for cash and the shares of Energy. See "Item 1 -- Business (The Transaction)" and "Item 13 -- Certain Relationships and Related Transactions (The Transaction)."


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            As of September 15, 1994, the Company's Common Stock was held of record by 8 shareholders. There is currently no active trading market in the Company's Common Stock.

            As of September 15, 1994, there are outstanding Warrants to purchase 175,536 shares of the Company's Common Stock.

            No dividends on the Common Stock of the Company were paid during the Company's 1993 or 1994 fiscal years. The indenture relating to the 12 7/8 % Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

            The following table presents selected consolidated operating and balance sheet data of Empire Gas as of and for each of the years in the five-year period ended June 30, 1994. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1994 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report. Because the operating data do not take into account the effects of the Transaction on the Company, management does not believe they are indicative of the results of the Company that can be expected after the Transaction.


                                               YEAR ENDED JUNE 30,
                                          --------------------------------------------------
                                        1990      1991      1992      1993      1994
                                        ----      ----      ----      ----      ----
                                          (in thousands except ratios and per share amounts)

 Operating data:

     Operating revenue...............   $123,153  $121,758  $112,080  $128,401  $124,522
     Gross profit (1)................     64,962    61,787    61,107    68,199    66,632
     Operating expenses..............     39,062    44,772    40,052    41,845    44,966
     Depreciation and amortization...      9,334     9,552    10,062    10,351    10,150

     Operating income................     16,566     7,463    10,993    16,003    11,516
     Interest expense:
          Cash interest..............     11,437    12,038    10,721     9,826     8,542
          Amortization of debt discount
           and expenses                    1,147       890     1,006     1,686     2,016
              Total interest expense.     12,584    12,928    11,727    11,512    10,558
     Net income (loss) before
      extraordinary items (2)              1,216    (4,557)   (1,474)    2,228    (1,190)
 Other operating data:
     Capital expenditures............      6,240     8,813     6,703     4,358    20,015
     Cash from sale of retail service
      centers and other assets......         430       497     3,062     1,088       366
     EBITDA (3)......................     25,900    17,015    21,055    26,354    21,666
     Income (loss) per share before
      extraordinary items                   $.04     $(.33)    $(.11)     $.16    $(0.08)


                                                        AS OF JUNE 30,
                                        ------------------------------------------------
                                        1990      1991      1992      1993      1994
                                        ----      ----      ----      ----      ----

Balance sheet data:
     Total assets....................   $158,383  $158,383  $151,471  $148,020  $104,644
     Long-term debt (including
      current maturities)............     79,666    84,289    78,958    79,249   105,612
     Stockholders' equity (deficit)..     30,982    26,438    24,901    25,913   (28,220)
___________


      (1)   Represents operating revenue less the cost of products sold.
      (2) Empire Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1994.
      (3) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, and other non-recurring expenses. EBITDA is presented here because it is a widely accepted financial indicator of a highly leveraged company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative either (i) to operating income (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion and analysis of the Company's results of operations, financial condition and liquidity should be read in conjunction with the and the historical consolidated financial statements of Empire Gas and the notes thereto included in this Report.

RESULTS OF OPERATIONS

GENERAL

            Empire Gas' primary source of revenue is retail propane sales, which accounted for approximately 91% of its revenue (without taking account of the Transaction) in fiscal year 1994. Other sources of revenue include sales of gas appliances and rental of customer tanks.

            The Company's operating revenue is subject to both price and volume fluctuations. Price fluctuations are generally caused by changes in the wholesale cost of propane. The Company is not materially affected by these price fluctuations, inasmuch as it can generally recover any cost increase through a corresponding increase in retail prices. Consequently, the Company's gross profit per retail gallon is relatively stable from year to year within each customer class. Volume fluctuations from year to year are generally caused by variations in the winter weather from year to year. Because a substantial amount of the propane sold by the Company to residential and commercial customers is used for heating, the severity of the weather will affect the volume sold. Volume fluctuations do materially affect the Company's operations because lower volume produces less revenue to cover the Company's fixed costs, including any debt service costs.

            The Company's expenses consist primarily of cost of products sold, general and administrative expenses and, to a much lesser extent, depreciation and amortization and interest expense. Purchases of propane inventory account for the vast majority of the cost of products sold. The Company's general and administrative expenses consist mainly of salaries and related employee benefits, vehicle expenses, and insurance. The Company's interest expense has consisted primarily of interest on its existing credit facility, 12% Senior Subordinated Debentures, 1998 9% Convertible Subordinated Debentures, and 2007 9% Subordinated Debentures. The Company retired the 12% Senior Subordinated Debentures and the 1998 9% Convertible Subordinated Debentures in connection with the Transaction, but the Company's interest expense will increase substantially as a result of the issuance of the 12 7/8% Senior Secured Notes due 2004. Through 1999 a significant portion of the increase will be non-cash interest expense.

            The following discussion does not reflect either the transfer of Energy or the acquisition of the assets of PSNC in the Transaction and therefore is not indicative of results that can be expected in the future. In general, these transactions will result in a net reduction in the number of gallons sold, and thus in results (including operating revenue, cost of products sold, gross profit, and provisions for doubtful accounts) that are related to the number of gallons sold. General and administrative expenses are also expected to decline as a result of the elimination of salaries and related expenses of departing officers, the termination of certain agreements between the Company and Mr. Plaster or entities controlled by him, and the elimination of costs related to service centers that are no longer part of the Company.

FISCAL YEARS ENDED JUNE 30, 1994 AND JUNE 30, 1993

            OPERATING REVENUE. Operating revenue decreased $3.8 million or 3.0%, from $128.4 million in fiscal year 1993 to $124.6 million in fiscal year 1994. This decrease was the result of a $4.0 million decrease in propane sales and a $300,000 decrease in other revenue, offset by a $500,000 increase in sales of parts and gas appliances. The decrease in propane sales was caused by a 1.9% decrease in gallons sold and a 1.1% decrease in the average gross sales price per gallon. The decreased volume reflects the results of slightly warmer winter weather.

            COST OF PRODUCTS SOLD. Cost of products sold decreased $2.3 million, or 3.8%, from $60.2 million in fiscal year 1993 to $57.9 million in fiscal year 1994. The decrease resulted from the 1.9% decrease in gallons sold, which reflects the slightly warmer winter weather, and a 3.7% decrease in the wholesale cost of propane.

            GROSS PROFIT. The Company's gross profit for the year decreased $1.6 million, or 2.3%. The decrease was caused by the 3.0% decrease in operating revenue partially offset by the 3.8% decrease in cost of products sold. The Company's gross profit per gallon was relatively constant at $.430 in fiscal year 1994 and $.429 in fiscal year 1993.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $3.0 million, or 7.5% from $40.4 million in fiscal year 1993 to $43.5 million in fiscal year 1994. The increase was due primarily to increases of $1.0 million in insurance and liability claims, $800,000 in salaries and commissions, and $400,000 in professional fees. The increase in insurance and liability claims was due primarily to increased claims. The increase in salaries and commissions was due to annual pay increases combined with a slight decrease in the total number of employees. The increase in professional fees was due to increased litigation fees relating to liability claims and increased accounting and other fees related to the Transaction that were not capitalized. Other smaller increases were incurred in transportation, office expenses, taxes and licenses, rent and maintenance, payroll taxes and employee benefits, travel and entertainment, and advertising.

            PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $100,000 from $960,000 in fiscal year 1993 to $1.1 million in fiscal year 1994. This increase was the result of a slightly older aging of accounts receivable at June 30, 1994, compared to June 30, 1993.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively constant, decreasing by $200,000, or 1.9%, from $10.4 million in fiscal year 1993 to $10.2 million in fiscal year 1994.

            INTEREST EXPENSE. Cash interest expense decreased by approximately $1.3 million, or 13.1%, from $9.8 million in fiscal year 1993 to $8.5 million in fiscal year 1994. This decrease was the result of lower interest rates and reduced borrowing levels as compared to the prior year. Amortization of debt discount and expense increased $300,000, or 19.6%, from $1.7 million in 1993 to $2.0 million in 1994. This increase related to increased amortization of the discounts on the Company's 1998 9% Subordinated Debentures, 2007 9% Subordinated Debentures, and 12% Senior Subordinated Debentures, as well as amortization of expenses related to the Company's credit facility.

            RECAPITALIZATION COSTS. During fiscal years 1994 and 1993, the Company incurred $398,000 and $223,000, respectively, in expenses relating to proposed recapitalizations that the Company later decided not to pursue.

            INCOME TAXES.  The effective tax rate for the fiscal year ended
June 30, 1994, was approximately 41.7% compared to 47.8% for the fiscal year ended June 30, 1993. The Company had a positive effective tax rate in 1994 despite its reported loss primarily because of the amortization of the excess of cost over fair value of assets sold and state income taxes imposed on operations that were profitable in individual states.

FISCAL YEARS ENDED JUNE 30, 1993 AND JUNE 30, 1992

            OPERATING REVENUE. Operating revenue increased $16.3 million, or 14.5%, from $112.1 million in fiscal year 1992 to $128.4 million in fiscal year 1993. This increase was the result of a $15.9 million increase in propane sales and $800,000 increase in sales of parts and gas appliances, offset by a $400,000 decrease in other revenues. The increase in propane sales was caused by a 12.1% increase in gallons sold and a 2% increase in the average gross sales price per gallon. The increased volume reflects the results of a winter heating season that was considered nearly normal based on historical standards as compared to a warmer winter heating season in fiscal year 1992. Other revenues decreased by $400,000 primarily due to a decrease in fixed asset sales.

            COST OF PRODUCTS SOLD. Cost of products sold increased $9.2 million, or 18%, from $51.0 million in fiscal year 1992 to $60.2 million in fiscal year 1993. The increase resulted from the 12.1% increase in gallons sold, which reflects the increase in weighted average heating degree days, and a 4% increase in the wholesale cost of propane.

            GROSS PROFIT. The Company's gross profit for the year increased $7.1 million, or 11.6%. The increase was caused by a 14.5% increase in operating revenue offset by an 18% increase in cost of products sold. The Company's gross profit per gallon was relatively constant at $.429 in fiscal year 1993 and $.425 in fiscal year 1992.


            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $1.0 million, or 2.5%, from $39.4 million in fiscal year 1992 to $40.4 million in fiscal year 1993. The increase was due primarily to increases of $800,000 in salaries and commissions and $600,000 in insurance and liability claims, offset by a decrease of $200,000 in professional fees. The increase in salaries and commissions reflects an increase in the commissions earned due to the increased sales activity. The increase in insurance costs is primarily due to higher worker compensation insurance premiums. The decrease in professional fees is due to reduced legal fees primarily related to federal income tax matters that have been settled.

            PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $760,000 from $200,000 in fiscal year 1992 to $960,000 in fiscal year 1993. This increase reflects the adjustment of the Company's annual provision to a level that the Company believes will be indicative of normal provisions for future years. The provision for fiscal year 1992 was much lower because the Company had significantly increased its provision in fiscal year 1991 due to concerns about the effect of the Persian Gulf crisis and the economy on its operations. The provision for fiscal year 1991 was more than adequate due, in part, to certain measures the Company implemented in fiscal year 1992 that improved the monitoring of its accounts receivable. Accordingly, a relatively small provision was required for fiscal year 1992.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively constant, increasing by $300,000 or 3%, from $10.1 million in 1992 to $10.4 million in 1993.

            INTEREST EXPENSE. Cash interest expense decreased by approximately $900,000 or 8.4%, from $10.7 million in fiscal year 1992 to $9.8 million in fiscal year 1993. This decrease was primarily attributable to lower interest rates in fiscal year 1993. Amortization of debt discount and expense increased $700,000 or 70% from $1.0 million in 1992 to $1.7 million in 1993. This increase related to increased amortization of the discounts on the Company's 1998 9% Subordinated Convertible Debentures, 2007 9% Subordinated Debentures, and 12% Senior Subordinated Debentures, as well as amortization of expenses related to the Company's credit facility.

            RECAPITALIZATION COSTS. During fiscal year 1993, the Company incurred $200,000 in expenses relating to a proposed recapitalization that the Company later decided not to pursue.

            INCOME TAXES. The effective tax rate for the fiscal year ended June 30, 1993 was 47.8% compared to 24.5% for the fiscal year ended June 30, 1992. The increase was the result of the Company's reporting an income in the 1993 period compared to a loss in the 1992 period. The Company had a positive effective tax rate in 1992 despite its reported loss primarily because of state taxes imposed on operations that were profitable in individual states and because of the effective tax resulting from the amortization of the excess of cost over fair value of assets sold.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures and debt service obligations. Historically, the Company has met these requirements from cash flow generated by operations and from borrowings under its revolving credit line.

            Cash flow provided from operating activities was $12.9 million in fiscal year 1994 as compared to $6.2 million in fiscal year 1993. Working capital provided from operating activities was $9.1 million in fiscal year 1994 as compared to $13.6 million in fiscal year 1993. This reduction in working capital resulted from the $4.5 million decrease in operating income in fiscal 1994 compared to 1993. This reduction in net income and working capital did not reduce cash flow provided by operations due to the following factors: (i) checks in the process of collection increased $3.3 million in 1994 and (ii) inventories and accounts receivable decreased $1.0 million and accounts payable and accrued expenses related to self insurance claims increased by $1.1 million offset by an increase in prepaid expenses principally related to refundable income taxes of $1.6 million. The working capital items noted above that increased cash flow by $3.8 million in 1994 contributed a decrease in cash flow of $7.4 million in 1993.

            The Company will be required to use a significant portion of its cash flow from operations to meet its debt service obligations. In addition to normal operating cash needs, the Company anticipates debenture interest payments of approximately $9.8 million in fiscal 1995. The Company's high degree of leverage makes it vulnerable to adverse changes in the weather and may limit its ability to respond to market conditions, to capitalize on business opportunities, and to meet its contractual and financial obligations. Fluctuations in interest rates will affect the Company's financial condition inasmuch as the Company's credit facility bears interest at a floating rate.
The Company believes that, based on current levels of operations and assuming winter weather that is not substantially warmer in the various regions in which it operates than the historical average of winter temperatures for those regions, it will be able to fund its debt service obligations from funds generated from operations, proceeds of potential sales of service centers and funds available under its credit facility.

            The seasonal nature of the Company's business will require it to rely on borrowings under its $15.0 million credit facility as well as cash from operations, particularly during the summer and fall months when the Company is building its inventory in preparation for the winter heating season. While approximately two-thirds of the Company's operating revenue is earned in the second and third quarters of its fiscal year, certain expense items such as general and administrative expense are recognized on a more annualized basis. Interest expense also tends to be higher during the summer and fall months because the Company relies in part on increased borrowings on its revolving credit line to finance inventory purchases in preparation for the Company's winter heating season.

            The Company's capital expenditures consist of routine expenditures for existing operations as well as non-recurring expenditures, purchases of assets for the start-up of new retail service centers, and acquisition costs (including costs of acquiring retail service centers). Routine expenditures usually consist of expenditures relating to the Company's bulk delivery trucks, customer tanks, and costs associated with the installation of new tanks.

            The Company's capital expenditures in fiscal year 1994 were $20.0 million which increased approximately $15.6 million from the preceding year.
The increase was due primarily to the acquisition of PSNC Propane Corporation, an acquisition of a service center in Colorado (requiring a cash payment of $273,000 and the issuance of two five-year notes) and increased purchases of new transportation equipment. The Company's proceeds from sales of fixed assets decreased approximately $700,000 which was due to the lack of any sales of existing companies and the reduction of other sales of property compared to the previous year.

            The Company intends to fund its routine capital expenditures and the purchase of assets for new retail service centers with cash from operations, borrowings under its credit facility, or other bank financing. The Company intends to fund acquisitions with seller financing, to the extent feasible, and with cash from operations or bank financing. The Company is exploring the possibility of making modifications to its underground storage facility, and management believes that the required modifications can be made for a cost of approximately $2.0 million. The Company is currently exploring options for financing these modifications, and there is no assurance that such financing will be available.

            The Company's credit facility and the indenture for the Senior Secured Notes impose restrictions on the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict the ability of the Company to acquire financing for capital expenditures and other corporate activities. These restrictions permit additional indebtedness of $6 million for the current fiscal year for the purpose of financing acquisitions, but allow additional indebtness to be incurred by subsidiaries formed for the purpose of making acquisitions as long as the Company does not transfer over $3,000,000 (in the aggregate) of assets to such subsidiaries.

            The Company's $15.0 million credit facility will mature on or about July, 1997, at which time the Company will have to refinance or replace some portion of the facility and may be required to pay some portion of any outstanding balance. There can be no assurance that the Company will be able to refinance or replace the credit facility, or the terms upon which any such financing may occur. Beginning in fiscal year 1999, the cash interest rate on the Senior Secured Notes will increase to 12 7/8%.
The Company believes cash from operations will be sufficient to meet the increased interest payments.

CHANGE IN ACCOUNTING PRINCIPLE


            Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As a result of this change, there was no material effect upon the Company's financial statements. SFAS 109 requires recognition of deferred tax liabilities and assets for the difference between the financial statement and tax basis of assets and liabilities. Under this new standard, a valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Prior to fiscal year 1994, deferred taxes were determined using the Statement of Financial Accounting Standards No. 96.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See the Consolidated Financial Statements included elsewhere herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The directors and executive officers of the Company are as follows:




       NAME
                            AGE  POSITION HELD WITH THE COMPANY
                                 AND PRINCIPAL OCCUPATION

      Paul S. Lindsey, Jr.  49  Chairman of the Board, Chief Executive Officer,
                                 and President since June 1994; previously Vice Chairman of the Board (since February 1987) and Chief Operating Officer (since March 1988); term as director expires 1997

      Douglas A. Brown      34   Director since July 1994; member Holding
                                 Capital Group, Inc. (since 1989); term as director expires 1997

      Kristin L. Lindsey  46     Director/Vice President since June 1994;
                                 previously pursued charitable and other
                                 personal interests; term as director expires
                                 1996

      Bruce M. Withers, Jr.67    Director since July 1994; Chairman and Chief
                                 Executive Officer of Trident NGL Holding, Inc.
                                 (since August 1991) and President of the
                                 Transmission and Processing Division of
                                 Mitchell Energy Corporation (1979 to 1991);
                                 term as director expires 1996

      Jim J. Shoemake       56   Director since July 1994; partner of Guilfoil,
                                 Petzall & Shoemake (since 1970); term as director expires 1995

      Mark W. Buettner      52   Divisional Vice President since mid-1993; and
                                 Regional Vice President and Regional Manager from 1989 to 1993

      Kenneth J. DePrinzio  47   Divisional Vice President since mid-1993;
                                 previously Regional Manager of the Company
                                 (1992 to 1993), restaurant owner 1991 to 1992,
                                 Vice President of Star Gas Corporation (1990 to
                                 1991) and Area Vice President at Petrolane,
                                 Inc. (from prior to 1989 through 1990)

      Robert C. Heagerty    47   Divisional Vice President since mid-1993;
                                 previously Regional Manager and Regional Vice
                                 President since 1987

      James E. Acreman      57   Vice President/Treasurer since June 1994;
                                 previously Senior Vice President since 1989

     Valeria Schall         40   Vice President since 1992; Corporate Secretary
                                 since 1985 and Assistant to the Chairman
                                 (Assistant to the Vice Chairman prior to June
                                 1994) since 1987

      Willis D. Green       57   Controller since 1989

       After expiration of the initial terms of directors as set forth above, each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey who is employed pursuant to an employment agreement that expires June 24, 1999 (subject to extension).

ITEM 11.  EXECUTIVE COMPENSATION.

      EXECUTIVE COMPENSATION


     The following table provides compensation information for each of the years ended June 30, 1994, 1993, and 1992 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year.



                         SUMMARY COMPENSATION TABLE



                                                        ANNUAL COMPENSATION



                                                                                          All
Name and Principal Position                                 Other               Other
                              Fiscal                        Annual              Compensation
At End of Fiscal Year 1994    Year      Salary    Bonus     Compensation(1)      (1) (2)
- - ---------------------------   -------   ------    -----     ---------------     -------------
Paul S. Lindsey, Jr.          1994    $300,000    $5,000         -                  -
 Chief Executive Officer,     1993     230,000     5,000         -              $1,648
 Chairman of the Board,       1992     230,000      -            -                  -
 and President

                              1994   1,000,000      -        $100,000(6)            -
                              1993   1,000,000      -         100,000(6)         1,648
Robert W. Plaster             1992   1,000,000      -
 None(3)
                              1994     100,000    50,000         -                 -
                              1993     100,000    50,000         -                 927
Stephen R. Plaster            1992      75,000    50,000         -                 -
 None(4)

Robert L. Wooldridge          1994    100,000     57,308         -                 -
 None(5)                      1993     90,000     69,222         -                970
                              1992     85,000     45,663         -                 -

_________


      (1) In accordance with the transitional provisions applicable to the revised rules on executive officer and director compensation disclosures adopted by the Securities and Exchange Commission, amounts of Other Annual Compensation and All Other Compensation for Empire Gas' 1992 fiscal year are excluded.
      (2) This amount includes the allocation of a portion of the forfeitures under the Company's profit sharing plan (the "Profit Sharing Plan") to each of the named officers in the following amounts: Mr. R. Plaster - $1,296, Mr. Lindsey - $1,296, Mr. S. Plaster - $198, Mr. Wooldridge - $207, and Mr. Acreman - $99. This amount also includes the allocation of a portion of the forfeitures under the Company's stock bonus plan (the "Stock Bonus Plan") to each of the named officers in the following amounts: Mr. R. Plaster - $352, Mr. Lindsey - $352, Mr. S. Plaster - $729, Mr. Wooldridge - $763, and Mr. Acreman - $365. The Company made no contributions to either plan in fiscal year 1993. In September 1992, the Company terminated both plans and filed with the Internal Revenue Service ("IRS") for determination that the plans were qualified at termination. The IRS issued favorable determination letters for both plans in December 1992. The Company liquidated the assets of both plans and paid out the plan accounts to participants on March 31, 1993.

      (3) Prior to the consummation of the Transaction on June 30, 1994, Mr. Plaster served as Chief Executive Officer and Chairman of the Board of the Company.

      (4)   Prior to the consummation of the Transaction on June 30, 1994, Mr.
            S. Plaster served as the President and a Director of the Company.

      (5) Prior to the Transaction on June 30, 1994, Mr. Wooldridge was Executive Vice President - Marketing of the Company.

      (6) Includes $75,000 to meet the requirements for a new car each year for Mr. Plaster and $25,000 for services provided by the Company, free of charge, to Empire Ranch, Inc., a corporation wholly owned by Mr. Plaster and members of his family. These perquisites were provided to Mr. Plaster in accordance with the terms of his employment agreement with the Company. This amount does not include amounts paid to a corporation owned by Mr. Plaster to lease the jet aircraft used by Mr. Plaster. Nor does it include amounts paid to Empire Ranch, Inc. pursuant to an agreement between the Company and Empire Ranch, Inc. See "Item 13 -- Certain Relationships and Related Transactions (Past Transactions and Relationships)."


EMPLOYMENT AGREEMENTS

           On June 24, 1994, the Company entered into an employment agreement with Mr. Lindsey. The agreement has a five-year term and provides for the payment of an annual salary of $350,000 and reimbursement for reasonable travel and business expenses. The agreement requires Mr. Lindsey to devote substantially all of his time to the Company's business. The agreement is for a term of five years, but is automatically renewed for one year unless either party elects to terminate the agreement at least four months prior to the end of the term or any extension. The agreement may be terminated by Mr. Lindsey or the Company, but if the agreement is terminated by the Company and without cause, the Company must pay one year's salary as severance pay.

INCENTIVE STOCK OPTION PLAN

             The following table sets forth certain information concerning options exercised during fiscal year 1994. There were no unexercised options held as of the end of the 1994 fiscal year.

      AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JUNE 30, 1994
                       AND FISCAL YEAR-END OPTION VALUES



                                           SHARES
                                           ACQUIRED ON      VALUE
            NAME                           EXERCISE         REALIZED (1)
            ----                           -----------      ------------

            Paul S. Lindsey Jr.
            James E. Acreman                 8,000           $ 44,000
            Robert W. Plaster
            Stephen R. Plaster
            Robert L. Wooldridge            40,000            220,000
___________


            (1) Calculated based on the estimated fair market value of the Company's common stock at the exercise date or year-end, as the case may be, minus the exercise price. The Company has estimated the fair market value of the stock as of these dates to be $7.00, the price per share received by certain officers, directors, and employees in connection with the Transaction.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Company did not during its last completed fiscal year have a compensation committee. A compensation committee was formed in July 1994, consisting of Messrs. Withers, Shoemake and Brown. An entity affiliated with Mr. Brown received $500,000 in the year ended June 30, 1994 with respect to certain financial and advisory services. See "Item 13 - Certain Relationships and Related Transactions (Other Transactions and Relationships)." Mr. Lindsey makes the initial decision concerning executive compensation for the executive officers of the Company, other than decisions concerning his own and his wife's compensation, which are then approved by the compensation committee. The compensation committee will determine the compensation of Mr. Lindsey and his wife.

DIRECTOR COMPENSATION

           During the last completed fiscal year, the directors of Empire Gas did not receive any compensation for their services. Directors of a subsidiary of Empire Gas, other than Mr. Lindsey and Mr. Stephen Plaster, received an annual fee of $25,000, payable quarterly, for their services. Beginning with the 1995 fiscal year, all directors of Empire Gas will receive an annual fee of $25,000, payable quarterly.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 15, 1994, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.


                                         NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)             BENEFICIALLY OWNED     PERCENT
- - ---------------------------             ------------------     -------

Paul S. Lindsey, Jr.(2)                         1,507,610        95.5%
Kristin L. Lindsey(2)                             753,805        47.7
James E. Acreman(3)                                16,675         1.1
Douglas A. Brown                                      ---         --
Bruce M. Withers, Jr.                                 ---         --
Jim J. Shoemake                                       ---         --
All directors and executive officers
 as a group (8 persons)(3)                      1,554,417        98.4

_________________


      (1) The address of each of the beneficial owners is c/o Empire Gas Corporation, P. O. Box 303, 1700 South Jefferson Street, Lebanon, Missouri 65536.

      (2) Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.

      (3) The amounts shown include the shares beneficially owned by Messrs. Lindsey and Acreman, and Mrs. Lindsey as set forth above, and 30,132 shares owned by other executive officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE TRANSACTION

           The following occurred in connection with the Transaction:

            Pursuant to the terms of a stock redemption agreement entered into between the Company, Robert W. Plaster and certain other shareholders (the "Stock Redemption Agreement"), the Company repurchased the shares of Common Stock held by Mr. Robert W. Plaster, and trusts for the benefit of Mr. Plaster, Mr. Stephen R. Plaster, and certain of their relatives by exchanging one share of common stock ("Energy Common Stock") of Energy for each share of Common Stock of the Company held by such shareholders. The Stock Redemption Agreement also obligated the Company to repurchase the shares of Common Stock held by Mr. Robert L. Wooldridge, an executive officer of the Company, and Mr. S. A. Spencer, a director of a subsidiary of the Company. Mr. Wooldridge and Mr. Spencer received $7.00 per share for a portion of their shares of Common Stock and one share of Energy Common Stock for each of their remaining shares of Common Stock of the Company. The aggregate amount of shares of Common Stock held by these individuals and the consideration received for the shares are as set forth below:






                                   Number of Shares of    Number of Shares of
 Name                                 Common Stock        Energy Common Stock      Cash
 ----                              -------------------    --------------------   ---------

  Mr. Robert W. Plaster.........   10,974,103(1)             10,974,103(4)           -
  Mr. Stephen R. Plaster........      619,888(2)                619,888              -
  Mr. Wooldridge................      260,500(3)                163,686           $677,698
  Mr. S.A. Spencer..............      125,000                   100,000            175,000
___________



      (1) Includes 459,000 shares held in four trusts for Mr. Plaster's daughters.
      (2)   These shares were held in two trusts for Mr. S. Plaster.
      (3) Includes 40,000 options Mr. Wooldridge was required to exercise prior to the date of the Transaction.
      (4) Upon the consummation of the Transaction, Mr. Plaster became the controlling shareholder of Energy, which owns approximately 133 retail services centers located in ten states.


                Upon consummation of the Transaction, Mr. Plaster resigned from his positions as Chairman of the Board and as Chief Executive Officer of the Company and from his positions with the Company's subsidiaries. Messrs. S. Plaster, Wooldridge, and Spencer also resigned from their positions with the Company and its subsidiaries. Energy and Messrs. Plaster and S. Plaster have entered into a non-competition agreement which restricts them and their respective affiliates from competing with the Company, Mr. Lindsey and their respective affiliates in the territories in which the Company is doing business immediately following the Stock Purchase. Similarly, Empire Gas, Mr. Lindsey, and their respective affiliates are restricted from competing with Energy, Messrs. Plaster and S. Plaster and their respective affiliates in seven states and certain areas within five states. The non-competition agreement is for a term of three years from the date on which the Transaction is consummated. Certain relatives of Mr. Plaster and Mr. Lindsey, and the officers of Energy and the Company entered into a substantially similar non-competition agreement.

            Pursuant to the Stock Redemption Agreement: (i) Empire Gas made a payment of $1,497,031 to Energy based on the balance of certain liabilities net of certain assets as of the date on which the Transaction is consummated; (ii) the Company paid Energy approximately $4.1 million; (iii) the Company and Energy entered into an agreement regarding use of the Empire Gas name and logo; and
(iv) the responsibility for litigation relating to matters or events occurring prior to the Transaction (most of which is related to liability within the Company's deductibles under its insurance policies), and the responsibility for any costs related to any such litigation were allocated 52.3% to the Company and 47.7% to Energy. The Company and Energy also entered into a tax indemnity agreement allocating liability for taxes incurred prior to the Transaction.

            Pursuant to the terms of the Stock Redemption Agreement, the Company repurchased, at face value, $4.7 million principal amount of the Company's 2007 9% Subordinated Debentures from Robert W. Plaster and purchased, at face value, $285,000 principal amount of the Company's 2007 9% Subordinated Debentures from certain departing officers and employees of the Company.

OTHER TRANSACTIONS AND RELATIONSHIPS

           The Company and Service Corp., a wholly owned subsidiary of Energy controlled by Mr. Robert W. Plaster as a result of the Transaction, entered into an agreement (the "Service Agreement") pursuant to which Service Corp. provides to the Company certain data processing and management information services. The Company pays a monthly fee equal to (i) its proportionate share of the actual costs incurred by Service Corp. in providing these services to the Company and to Energy, less approximately $2,500 for services provided to two other entities controlled by Mr. Plaster, and (ii) the actual cost incurred for certain telephone and postal costs and for the maintenance contract for the computer terminals used by the Company in its operations. At any time after June 30, 1998, the Company may terminate the Service Agreement in the event of a change in its business circumstances, such as an acquisition. In the event that the Company terminates the Service Agreement prior to its expiration date, the Company will continue to be obligated to pay, for the remainder of the original term, a monthly payment equal to the amount paid by the Company for the last full month for which services were rendered. The Service Agreement is for a term expiring June 30, 2001, subject to earlier termination if the Company's new lease for its headquarters expires or if there is a change in control of the Company.

            Prior to the Transaction, the Company leased its headquarters in Lebanon, Missouri from a corporation controlled by Mr. Robert W. Plaster, under a lease agreement effective June 30, 1991 for an initial term ending June 30, 2001. The Company made annual lease payments of $200,000 in fiscal year 1994. The Company also paid the utilities, taxes and maintenance costs during that year. That lease was terminated and a new lease became effective upon consummation of the Transaction. The new lease provides the Company the right to use approximately 8,020 square feet of office space in the Lebanon location as well as the use of the parking facilities for a term expiring June 30, 2001. The Company pays monthly rent of $6,250 and is responsible for its proportionate share of utilities and taxes and for the payment of certain repairs and maintenance costs. The lease is subject to earlier termination, at the option of the lessor, in the event of a change in control of the Company. At any time after June 30, 1998, the Company may terminate the lease in the event of a change in its business circumstances, such as an acquisition. In the event the Company terminates the lease prior to its expiration date, the Company will continue to be obligated to pay, for the remainder of the original term, the monthly rent payment; provided, however, that the lessor shall use its best efforts to re-let the premises.

            Pursuant to an agreement ("the Aircraft Facility Agreement"), the Company leased a jet aircraft and an airport hangar from a corporation owned by Mr. Robert W. Plaster during fiscal year 1994. Under the terms of this agreement, the Company was responsible for direct lease payments and operating costs, including insurance, of the aircraft and the hangar. The Company paid direct rent of $75,000 in fiscal year 1994. In connection with the Transaction, the Aircraft Facility Agreement was terminated; however, pursuant to the Stock Redemption Agreement, the Company may use the hangar, at no cost, for storage and maintenance of the Company's two turbo prop aircraft for a term that coincides with the Company's new lease for its headquarters.

            Mrs. Kristin L. Lindsey, who beneficially owns approximately 47.7% of the Company's outstanding Common Stock and became a director of the Company upon consummation of the Transaction, is the majority stockholder in a company that supplies paint to the Company. The Company's purchases of paint from this company totalled $210,400 in fiscal year 1994.

            During fiscal year 1994, the Company received certain financial advisory services in connection with the negotiation of the Company's revolving credit facility and with the structuring and execution of the offering of the Senior Secured Notes from Mr. Douglas A. Brown and Holding Capital Group, Inc. ("HCGI"). HCGI received $500,000 in aggregate with respect to those services.

            The Company has entered into an agreement with each person who was a shareholder prior to the Transaction (all of whom were directors or employees of the Company) providing the Company with a right of first refusal with respect to the sale of any shares by such shareholders. In addition, the Company has the right to purchase from such shareholders all shares they hold at the time of their termination of employment with the

Company at the then current fair market value of the shares. The fair market value is determined in the first instance by the Board of Directors and by an independent appraisal (the cost of which is split between the Company and the departing shareholder) if the departing shareholder disputes the board's determination.

            During fiscal year 1994, pursuant to an agreement (the "Ranch Agreement"), the Company paid $150,000 and provided services at a cost of approximately $25,000 to a wildlife preserve owned by Empire Ranch, Inc., a corporation wholly owned by Mr. Robert W. Plaster and members of his family.
The Company used the facilities at the preserve for meetings with Company employees and business guests. The Ranch Agreement was terminated in connection with the Transaction.

            Prior to the Transaction, the Company provided bookkeeping, data processing, and accounting services to two corporations controlled by Mr. Robert
W. Plaster. The Company received an annual fee of $84,000 in fiscal year 1994 for providing these services. Since the Transaction, the Company no longer provides these services to the two corporations.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a) Exhibits


EXHIBIT
NO.       DESCRIPTION
- - --        -----------
2.1 Stock Redemption Agreement, dated May 7, 1994, between the Company, EGOC, Energy, Robert W. Plaster, Paul S. Lindsey, Jr., Stephen R. Plaster, Joseph L. Schaefer, the Robert W. Plaster Trust dated December 13, 1988, the Stephen Robert Plaster Trust dated October 30, 1988, the Stephen Robert Plaster Trust dated July 30, 1984, Empire Ranch, Inc., Empire Airlines, Inc., and Evergreen National Corporation (incorporated herein by reference to Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
            1994)

2.2 Stock Redemption Agreement, dated May 7, 1994, between the Company, the Dolly Francine Plaster Trust dated July 30, 1984, the Tammy Jane Plaster Trust dated July 30, 1984, the Cheryl Jean Plaster Schaefer Trust dated October 30, 1988, and the Cheryl Jean Plaster Schaefer Trust dated July 30, 1984 (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (No. 33-53343))

2.3         Merger Agreement by and between the Company and EGOC

3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-53343))

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 26, 1994, relating to the change of name (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-53343))

3.3         By-laws of the Company (incorporated herein by reference to Exhibit
            3.3 to the Company's Registration Statement on Form S-1 (No. 33-53343))

4.1 Indenture between Empire Gas Corporation and J. Henry Schroder Bank & Trust Company, Trustee, relating to the 9% Subordinated Debentures due December 31, 2007 and the form of 9% Subordinated Debentures due December 31, 2007 (incorporated herein by reference to Exhibit 4(a) to the Empire Incorporated and Exco Acquisition Corp. (Commission File No. 2-83683) Registration Statement on Form S-14 filed with the Commission on May 11, 1983); and First Supplemental Indenture thereto between Empire Gas Corporation (now known as EGOC) and IBJ Schroder Bank & Trust Co., dated as of December 13, 1989 (incorporated herein by reference to Exhibit 4(c) to Empire Gas Corporation (now known as EGOC) Registration Statement on Form 8-B filed with the Commission on February 1, 1990)

4.2 Indenture between the Company and Shawmut Bank Connecticut, National Association, Trustee, relating to the 12 7/8% Senior Secured Notes due 2004, including the 12 7/8% Senior Secured Notes due 2004, the Guarantee and the Pledge Agreement

4.3         Warrant Agreement

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among Empire Gas Acquisition Corporation and Robert W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn
            C. Hoover, Trustee; Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd J. Waterman; Larry W. Bisig; Larry Weis; Robert Heagerty; Murl J. Waterman; Earl
            L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn S. Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and Empire Gas Corporation Employee Stock Ownership Plan, Robert W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.2 1989 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.3        Credit Agreement between the Company and Continental Bank, as agent

10.4 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.5 Services Agreement, dated May 7, 1994, between the Company and Empire Service Corporation (incorporated herein by reference to Exhibit G of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.6 Non-Competition Agreement, dated May 7, 1994, by and among the Company, Energy, Robert W. Plaster, Stephen R. Plaster, Joseph L. Schaefer, Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit E of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.7        Employment Agreement between the Company and Paul S. Lindsey, Jr.
            (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.8        Asset Purchase Agreement by and among the Company, Empire Gas, Inc.
            of North Carolina, PSNC Propane Corporation, and Public Service Company of North Carolina, Incorporated (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.9 Indemnification Agreement between the Company and Douglas A. Brown (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.10 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.11 Supply Contract No. 1, dated September 13, 1991, between EGOC and Phillips 66 Company (incorporated herein by reference to Exhibit
            10.11 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.12 Supply Contract No. 2, dated September 13, 1991, between EGOC and Phillips 66 Company; and Amendment thereto between EGOC and Phillips 66 Company, dated October 15, 1992 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.13 Supply Contract, dated as of November 4, 1991, between EGOC and Conoco, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.14 Supply Contract, dated as of January 21, 1992, between EGOC and Conoco Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.15 Supply Contract, dated as of January 24, 1992, between EGOC and Conoco, Inc. (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.16 Supply Contract No. 1, dated November 20, 1986, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.17 Supply Contract No. 2, dated November 20, 1986, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.18 Supply Contract, dated November 22, 1986, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.19 Supply Contract, dated November 24, 1986, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.20 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.21 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-53343))

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (No. 33-53343))

27.1        Financial Data Schedules

          (b) Financial Statement Schedules



SCHEDULE                                               DESCRIPTION

V.       Property and Equipment
VI.      Accumulated Depreciation
VIII.    Valuation and Qualifying Accounts
X.       Supplementary Income Statement Information

            (c) Reports on Form 8-K

            The predecessor of the Company filed a report on Form 8-K on April 29, 1994 reporting under Item 5 of Form 8-K the agreement to enter into the Transaction and the filing of the registration statement with respect to the Senior Secured Notes.

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Empire Gas Corporation

                                    By:   /S/  PAUL S. LINDSEY, JR.
                                          -------------------------
                                          Paul S. Lindsey, Jr.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




       SIGNATURE                CAPACITY IN WHICH SIGNED              DATE

/s/ Paul S. Lindsey, Jr.        Chief Executive Officer and   September 27, 1994
- - ------------------------         Chairman of the Board of
    Paul S. Lindsey, Jr.         Empire Gas Corporation
                                 (principal financial and
                                 executive officer)


/s/ Willis D. Green              Vice President/Controller    September 27, 1994
- - -------------------               of Empire Gas Corporation
    Willis D. Green               (principal accounting
                                  officer)

/s/ Douglas A. Brown             Director of Empire Gas       September 27, 1994
- - --------------------              Corporation
    Douglas A. Brown

/s/ Kristin L. Lindsey           Director of Empire Gas       September 27, 1994

- - ----------------------            Corporation
    Kristin L. Lindsey

/s/ Bruce M. Withers, Jr.        Director of Empire Gas       September 27, 1994
- - -------------------------         Corporation
    Bruce M. Withers, Jr.

/s/ Jim J. Shoemake             Director of Empire Gas        September 27, 1994
- - -------------------              Corporation
    Jim J. Shoemake

                         FINANCIAL STATEMENT INDEX

Empire Gas Corporation - Consolidated Financial Statements for June 30, 1994

Independent Accountants' Report...........................................   34

Consolidated Balance Sheets as of June 30, 1994 and 1993..................   35

Consolidated Statements of Operations - Years Ended June 30, 1994,
1993, and 1992............................................................   37

Consolidated Statements of Stockholder's Equity - Years Ended
June 20, 1994, 1993, and 1992.............................................   39

Consolidated Statements of Cash Flows - Years Ended June 30,
1994, 1993, and 1992......................................................   40



                    FINANCIAL STATEMENT SCHEDULE INDEX

Empire Gas Corporation - Consolidated Financial Statements for June 30, 1994


            Independent Accountants' Report.................................61

            Schedule V - Property and Equipment.............................62

            Schedule VI - Accumulated Depreciation and Depletion............63

            Schedule VIII - Valuation and Qualifying Accounts...............64

            Schedule X - Supplementary Information..........................65

                       INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


  We have audited the accompanying consolidated balance sheets of EMPIRE GAS CORPORATION (FORMERLY EMPIRE GAS ACQUISITION CORPORATION) as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMPIRE GAS CORPORATION as of June 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.


  As discussed in Note 4, the Company changed its method of accounting for income taxes in 1994.



Springfield, Missouri
August 26, 1994



                           CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 1994 AND 1993
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                  ASSETS

                                                         1994       1993
                                                         ----       ----
CURRENT ASSETS
  Cash                                                 $    2,927   $     362
  Trade receivables, less allowance
    for doubtful accounts; 1994 - $1,620,
    1993 - $2,657 (NOTE 4)                                  5,454       8,199
  Inventories (NOTE 4)                                      5,179       9,691
  Prepaid expenses                                            619         305
  Refundable income taxes                                   2,254          --
  Deferred income taxes (NOTE 5)                              631          --
                                                           ------      ------
      Total Current Assets                                 17,064      18,557
                                                           ------      ------


PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 13)
  Land and buildings                                        8,732      12,215
  Storage and consumer service facilities                  68,223     113,821
  Transportation, office and other equipment               16,165      25,550
                                                           ------     -------
                                                           93,120     151,586
  Less accumulated depreciation                            25,847      41,906
                                                           ------     -------
                                                           67,273     109,680
                                                           ------     -------

OTHER ASSETS
  Debt acquisition costs, net of amortization               5,406         475
  Excess of cost over fair value of net assets
    acquired, at amortized cost                            14,027      18,834
  Other                                                       874         474
                                                           ------      ------
                                                           20,307      19,783
                                                           ------      ------

                                                        $ 104,644    $148,020
                                                          -------     -------
                                                          -------     -------
See Notes to Consolidated Financial Statements



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         1994       1993
                                                         ----       ----
CURRENT LIABILITIES
 Checks in process of collection                      $     3,262   $      --
 Current maturities of long-term debt (NOTE 4)                292       5,181
 Accounts payable                                           4,039       4,485
 Accrued salaries                                           1,249       1,573
 Accrued expenses                                           1,412       2,193
 Due to Empire Energy Corporation (NOTE 2)                    497          --
 Income taxes payable                                          --         165
                                                          -------     -------
      Total Current Liabilities                            10,751      13,597
                                                          -------     -------
LONG-TERM DEBT (NOTE 4)                                   105,320      74,068
                                                          -------     -------

DEFERRED INCOME TAXES (NOTE 5)                             15,421      32,568
                                                           ------      ------
ACCRUED SELF-INSURANCE LIABILITY (NOTE 9)                   1,372       1,874
                                                            -----       -----

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
  Common; $.001 par value; authorized 20,000,000
    shares; issued June 30, 1994 - 14,291,020
    shares, June 30, 1993 - 14,161,770 shares                  14          14
  Common stock purchase warrants (NOTE 11)                  1,227          --
  Additional paid-in capital                               27,279      27,088
  Retained earnings                                        31,235         110
                                                           ------      ------
                                                           60,655      27,212
  Treasury stock, at cost
    June 30, 1994 - 12,711,795 shares,
      June 30, 1993 - 329,500 shares                     (87,975)     (1,299)
                                                         --------     -------
                                                         (28,220)      25,913
                                                         --------     -------

                                                        $ 104,644    $148,020
                                                         --------     -------
                                                         --------     -------

See Notes to Consolidated Financial Statements

                             EMPIRE GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 1994        1993       1992
                                                 ----        ----       ----
OPERATING REVENUE                              $ 124,552  $  128,401  $ 112,080

COST OF PRODUCT SOLD                              57,920      60,202     50,973
                                                  ------      ------     ------

GROSS PROFIT                                      66,632      68,199     61,107
                                                  ------      ------     ------

OPERATING COSTS AND EXPENSES
  Provision for doubtful accounts                  1,056         958        214
  General and administrative                      43,485      40,437     39,463
  Rent expense to related party (NOTE 3)             425         450        375
  Depreciation and amortization                   10,150      10,351     10,062
                                                  ------      ------     ------
                                                  55,116      52,196     50,114
                                                  ------      ------     ------
OPERATING INCOME                                  11,516      16,003     10,993
                                                  ------      ------     ------

OTHER EXPENSE
  Interest expense                               (8,542)     (8,877)   (10,406)
  Interest expense to related party
   (NOTES 3 AND 4)                                    --       (949)      (315)
  Amortization of debt discount and expense      (2,016)     (1,686)    (1,006)
  Merger proposal costs (NOTE 6)                      --          --      (450)
  Restructuring proposal costs (NOTE 7)            (398)       (223)         --
  Reduction in carrying value of Underground
    Storage facility (NOTE 13)                   (1,400)          --         --
                                                 -------     -------    -------
                                                (12,356)    (11,735)   (12,177)
                                                --------    --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                  (840)       4,268    (1,184)

PROVISION FOR INCOME TAXES (NOTE 5)                  350       2,040        290
                                                     ---       -----        ---

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                            (1,190)       2,228    (1,474)

EXTRAORDINARY ITEMS (NOTE 2)
  Loss on extinguishment
    of debt, net of income taxes                 (5,555)          --         --
  Excess of fair value over book
    value of Energy net assets,
    net of income taxes                           37,870          --         --
                                                  ------          --         --

NET INCOME (LOSS)                               $ 31,125 $     2,228  $ (1,474)
                                                  ------       -----    -------
                                                  ------       -----    -------


See Notes to Consolidated Financial Statements

                             EMPIRE GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             1994          1993        1992
                                             ----          ----        ----

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS PER
  COMMON SHARE                            $    (.08)    $      .16   $    (.11)

EXTRAORDINARY ITEMS PER
  COMMON SHARE
    Loss on extinguishment
      of debt, net of income taxes              (.40)           --           --
    Excess of fair value over book
      value of Energy net assets,
      net of income taxes                        2.71           --           --
                                          -----------   -----------   ---------

NET INCOME (LOSS) PER COMMON
  SHARE (NOTE 1)                          $      2.23   $       .16   $   (.11)
                                          -----------   -----------   ---------
                                          -----------   -----------   ---------


See Notes to Consolidated Financial Statements

                               EMPIRE GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                      (IN THOUSANDS)

                                     Common                                             Total
                                     Stock     Additional                               Stockholders'
                           Common    Purchase  Paid-in       Retained    Treasury       Equity
                           Stock     Warrants  Stock         Earnings    Stock          (Deficit)
                           ------    --------  -----------   ----------  -------        -----------
BALANCE, JUNE 30, 1991     $   14    $    --    $   27,118    $    (644)  $     (50)    $    26,438

STOCK OPTIONS
 EXERCISED                     --         --           15            --           --             15

PURCHASE OF
 TREASURY STOCK                --         --           --            --         (78)           (78)

NET LOSS                       --         --           --        (1,474)          --        (1,474)
                           ------    -------     --------      ---------   ---------      ---------

BALANCE, JUNE 30, 1992         14         --       27,133        (2,118)        (128)        24,901

STOCK OPTIONS
 EXERCISED                    --         --           225            --           --            225

NET INCOME                    --         --            --         2,228           --          2,228

SALE OF TREASURY
 STOCK                        --         --         (270)            --          270             --

PURCHASE OF
 TREASURY STOCK               --         --           --             --      (1,441)        (1,441)
                           ------    -------     --------      ---------   ---------      ---------

BALANCE, JUNE 30, 1993        14         --       27,088            110      (1,299)         25,913

STOCK OPTIONS EXERCISED       --         --          191             --          --             191

COMMON STOCK
 PURCHASE WARRANTS            --      1,227           --             --          --           1,227
PURCHASE OF
 TREASURY STOCK               --         --           --             --      (2,645)        (2,645)

EXCHANGE OF SUBSIDIARY
 STOCK FOR COMPANY
 COMMON STOCK                 --         --           --             --     (84,031)       (84,031)

NET INCOME                    --         --           --         31,125           --         31,125
                           ------    -------     --------      ---------   ---------      ---------

BALANCE, JUNE 30, 1994   $    14    $ 1,227      $27,279       $ 31,235   $ (87,975)   $   (28,220)
                           ------    -------     --------      ---------   ---------      ---------
                           ------    -------     --------      ---------   ---------      ---------

See Notes to Consolidated Financial Statements

                                            EMPIRE GAS CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                               (IN THOUSANDS)


                                                   1994           1993           1992
                                                   ----           ----           ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income (loss)                         $  31,125     $    2,228      $  (1,474)
    Items not requiring (providing) cash:
      Depreciation                                8,973          9,004          8,789
      Amortization                                3,193          3,033          2,279
      (Gain) loss on sale of assets               1,300            155           (758)
      Extraordinary loss                          5,555             --             --
      Extraordinary gain                        (37,870)            --             --
      Deferred income taxes                      (3,166)          (860)          (810)
    Changes in:
      Checks in process of collection             3,262             --             --
      Trade receivables                            (130)        (1,691)            32
      Inventories                                 1,170         (1,886)          (300)
      Accounts payable                             (254)          (856)           246
      Accrued expenses and self insurance         1,377         (3,158)         1,772
      Prepaid expenses and other                 (1,617)           272            224
        Net cash provided by operating        ----------     ----------      --------
         activities                              12,918          6,241         10,000
                                              ----------     ----------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Proceeds from sale of assets                    366          1,088          3,062
    Acquisition of retail service centers       (12,923)            --             --
    Purchases of property and equipment          (7,665)        (4,358)        (6,601)
                                              ----------     ----------      --------
        Net cash used in investing activities   (20,222)        (3,270)        (3,539)
                                              ----------     ----------      --------

See Notes to Consolidated Financial Statements

                                              EMPIRE GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                   (IN THOUSANDS)



                                                1994           1993             1992
                                                ----           ----             ----
CASH FLOWS FROM FINANCING
  ACTIVITIES

    Increase (decrease) in working capital
      financing                              $   (3,200)    $   (1,875)   $        3,400
    Increase in notes payable to related
    party                                            --             --               554
    Principal payments on notes payable
      to related party                               --         (2,996)           (3,310)
    Principal payments on acquisition
      credit facility                                --        (13,250)           (6,750)
    Principal payments on other long-term debt     (203)          (182)             (191)
    Debenture sinking fund payments              (2,023)          (528)               --
    Purchase of debentures from employee
      benefit plan                                   --           (778)               --
    Proceeds from issuance of term credit
      facility                                       --         18,000                --
    Stock options exercised                          --            173                15
    Purchase of treasury stock                   (2,274)        (1,441)              (78)
    Sale of treasury stock                           --             52                --
    Proceeds from new debt offering              96,573             --                --
    Retirement of debt with proceeds of
      new debt offering                         (77,897)            --                --
    Cash distributed with Empire Energy
      Corporation                                (1,107)            --                --
                                            ------------   ------------      ------------
        Net cash provided by (used in)
          financing activities                    9,869         (2,825)            (6,360)
                                            ------------   ------------      ------------

INCREASE IN CASH                                  2,565            146                101

CASH, BEGINNING OF PERIOD                           362            216                115
                                            ------------   ------------      ------------

CASH, END OF PERIOD                          $    2,927     $      362    $           216
                                            ------------   ------------      ------------
                                            ------------   ------------      ------------


See Notes to Consolidated Financial Statements

                    EMPIRE GAS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1994


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

NATURE OF BUSINESS

  The Company's principal operations are the sale of LP gas at retail and wholesale. Most of the Company's customers are owners of residential single or multi-family dwellings who make periodic purchases on credit. Such customers are located throughout the United States with the larger number concentrated in the central and western states and along the Pacific coast. The Company was formed in September 1988 to acquire 100% of the stock of Empire Gas Operating Corporation (formerly Empire Gas Corporation) in a transaction which was accounted for by the purchase method of accounting. At acquisition date, asset and liability values were recorded at their market values with respect to the purchase price. At June 30, 1994, the Company's ownership and management was changed. See Note 2 for a description of this restructuring transaction.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Empire Gas Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

  Sales and related cost of product sold are recognized upon delivery of the product or service.

INVENTORIES

  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30 the inventories were:


                                                              1994      1993
                                                              ----      ----
                                                             (In Thousands)

          Gas and other petroleum products                   $ 2,385   $4,279
          Gas distribution parts, appliances and equipment     2,792    5,412
                                                             -------   ------

                                                              $5,177   $9,691
                                                             -------   ------
                                                             -------   ------

NOTE 1:ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

  Depreciation is provided on all property and equipment on the straight-line method over estimated useful lives of 5 to 33 years.

INCOME TAXES

  Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

AMORTIZATION

  Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the revolving credit facility and term credit facility costs (originally $525,000) were amortized over an original five-year period ending in fiscal 1994; the 1994 senior secured note costs (originally $5,105,000) are amortized over ten years; and the new revolving credit facility costs (originally $301,000) are amortized over three years.

  Amortization of discounts on debentures and notes (Note 3) is on the effective interest, bonds outstanding method.

  The excess of cost over fair value of net assets acquired (originally $25,600,000 in 1993, $20,750,000 in 1994 after giving effect to the restructuring transaction) is being amortized on the straight-line basis over 20 years.

INCOME PER COMMON SHARE

  Income per common share is computed by dividing net income by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 13,961,520, 14,055,407 and 13,885,087 for each of the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

NOTE 2:  RESTRUCTURING TRANSACTION

  On June 30, 1994, the Company implemented a change in ownership and management by repurchasing 12,004,430 shares of Company common stock from its former principal shareholder (Former Shareholder) and certain other departing officers in exchange for all of the shares of a subsidiary Empire Energy Corporation (Energy) that owns 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities. Certain departing officers and employees received $7.00 per share net of the stock option exercise price for the remaining 377,865 shares of common stock that they held. The Company will retain ownership of 158 retail service centers located in 20 states plus certain home office assets and liabilities.

  In connection with the stock purchase, the Former Shareholder terminated his employment with the Company as well as terminated certain lease and use agreements with the Company (see Note 3). Following the stock repurchase, the Company's previous chief operating officer became the Company's president, chairman of the board and principal shareholder (Principal Shareholder).

  The Company has received a private letter ruling from the Internal Revenue Service which provides that, based on certain representations contained in the ruling, neither income nor gain for federal income tax purposes will be recognized by the Company as a result of the stock purchase.

  In connection with the stock purchase, the Company issued $127.2 million of new debentures (with proceeds of $100.1 million before expenses of $3.5 million) which was used to retire $77.9 million of existing debt. The remaining net proceeds were used to finance a $12.9 million acquisition of six retail service centers in North Carolina, $2.5 million to repurchase treasury stock and $3.3 million for working capital.

  The following table sets forth selected aggregate operating data for the retail service centers of the Company that will be retained after the restructuring transaction and for the six retail service centers the Company acquired in North Carolina. This acquisition was consummated June 30, 1994, and was accounted for as a purchase of assets; accordingly, no revenues or expenses related to the acquisition are included in the statement of operations.

NOTE 2:  RESTRUCTURING TRANSACTION (CONTINUED)


                                     Empire Gas
                                     Corporation
                                (after giving effect     North
                                to the Restructuring    Carolina
                                   Transaction)       Acquisition     Pro Forma
                                   ------------       -----------     ---------
                                                       (Unaudited)
                                                      (In thousands)
      June 30, 1994
       Operating revenue            $  64,336         $  10,501       $  74,837
       Cost of product sold            29,891             5,215          35,106
                                    ---------         ---------       ---------
        Gross profit                  $34,445         $   5,286       $  39,731
                                    ---------         ---------       ---------
                                    ---------         ---------       ---------
      June 30, 1993
       Operating revenue              $67,344         $   9,587       $  76,931
       Cost of product sold            31,045             4,643          35,688
                                    ---------         ---------       ---------

        Gross profit                  $36,299         $   4,944       $  41,243
                                    ---------         ---------       ---------
                                    ---------         ---------       ---------


  The Company and Energy have agreed to share certain liabilities at June 30, 1994, based on an agreed-upon percentage which is intended to estimate the relative historical revenue of the retail subsidiaries of the Company (52.3%) and Energy (47.7%). In addition, certain home office assets and liabilities have been retained by the Company and a payable to Energy of $497,031 has been recorded at June 30, 1994, reflecting the settlement of these assets and liabilities in accordance with the stock redemption agreement.

  The retirement of existing debt (described in Note 4) resulted in an extraordinary loss of $8,655,000, including net unamortized debt acquisition costs of $420,000 related to the debt retired. These amounts were expensed in June 1994 net of $3,100,000 of tax benefit.

  The excess of fair value of net assets of Energy ($84,031,000) over book value ($46,111,000) was an extraordinary credit to income ($37,870,000) in June 1994, net of $50,000 of income tax expense.

NOTE 3: RELATED-PARTY TRANSACTIONS

  The Company has periodically borrowed funds from its Former Shareholder and from individuals and corporations related to the Former Shareholder. The Company had no outstanding borrowings from this related party at June 30, 1994 and 1993. The amount of outstanding borrowings from this Former Shareholder at June 30, 1992, was $2,996,000. The maximum amounts borrowed from this Former Shareholder during the years ended June 30, 1994, 1993 and 1992, were $-0-, $3,000,000 and $5,753,000, respectively. The interest rate on these borrowings was equal to or below the rates available through the working capital facility. Interest expense incurred on these related-party borrowings was $200,000 and $315,000 for the years ended June 30, 1993 and 1992, respectively. During November 1992 the Former Shareholder loaned under a separate agreement $13.25 million to the Company to repay the acquisition credit facility (see Note 4). Interest expense incurred on this related-party borrowing for the year ended June 30, 1993, was $749,000. In June 1993, all outstanding borrowings from the Former Shareholder were repaid using the proceeds from the term credit facility.

  In connection with the stock purchase, the Company repurchased, at face value, $4.7 million principal amount of the Company's 2007 9% Subordinated Debentures from the Former Shareholder and purchased, at face value, $285,000 principal amount of the Company's 2007 9% Subordinated Debentures from certain departing officers and employees of the Company.

  The Company provided data processing, office rent and other clerical services to two corporations owned principally by the Former Shareholder and was being reimbursed $7,000 per month for these services. The Company has discontinued providing these services as of June 30, 1994.

  The Company leased a jet aircraft and an airport hanger from a corporation owned by the Former Shareholder. The lease required annual rent payments of $100,000 beginning April 1, 1992. In addition to direct lease payments, the Company was also responsible for the operating costs of the aircraft and the hanger. During the years ended June 30, 1994, 1993 and 1992, the Company paid direct rent of $75,000, $100,000 and $25,000, respectively. This lease was terminated effective June 30, 1994, at no additional expense to the Company.

  The Company paid $150,000 in each of the three years ended June 30, 1994, to a corporation owned by the Former Shareholder pursuant to an agreement providing the

Company the right to use business guest facilities owned by the corporation. This agreement was terminated effective June 30, 1994, at no additional expense to the Company.

  The Company leased the corporate home office, land, buildings and equipment from a corporation principally owned by the Former Shareholder. The Company paid $200,000 during each of the three years ended June 30, 1994, related to this lease. This lease was terminated effective June 30, 1994, at no additional expense to the Company. The Company has entered into a new lease agreement with a corporation owned principally by the Former Shareholder principally to lease its corporate office space. The new lease requires annual rent payments of $75,000 beginning July 1, 1994, for a period of seven years, with two three-year renewal options.

  The Company has entered into a seven-year services agreement with a subsidiary of Energy to provide data processing and management information services beginning July 1, 1994. The services agreement provides for payments by the Company to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by the Company as a percentage of the gallons of LP gas sold by the Company and Energy.

  During 1994, 1993 and 1992, the Company has purchased $210,400, $68,900 and $116,300, respectively, of paint from a corporation owned by the spouse of the Principal Shareholder of the Company.

  During fiscal year 1994, the Company paid an investment banking firm affiliated with a director of the Company $500,000 in return for services rendered in connection with the negotiation of the Company's revolving credit facility and with the Restructuring Transaction.


NOTE 4:  LONG-TERM DEBT


  Long-term debt at June 30 consisted of:                  1994     1993
                                                           ----     ----
                                                           (In Thousands)
   Acquisition credit facility (A)                      $     --   $     --
   Working capital facility (B)                               --         --
   Term credit facility (C)                                   --     18,000
   Revolving credit facility (C)                              --      7,300
   12 7/8% Senior Secured Notes, due 2004 (D)             99,220         --
   New revolving credit facility (E)                          --         --
   9% Convertible Subordinated Debentures, due 1998 (F)       --     17,767
   9% Subordinated Debentures, due 2007 (G)                5,003     15,691


   12% Senior Subordinated Debentures, due 2002 (H)           --       19,361
   Purchase contract obligations (I)                       1,389        1,130
                                                      ----------    ---------
                                                         105,612       79,249
   Less current maturities                                   292        5,181
                                                      ----------    ---------
                                                      $  105,320    $  74,068
                                                      ----------    ---------
                                                      ----------    ---------

(A) The acquisition credit agreement to which substantially all the Company's assets were pledged bore interest at 14 1/2%.

    In November 1992 the Former Shareholder loaned $13.25 million to the Company. The proceeds were used by the Company to repay the acquisition credit facility. The loan was secured by substantially all of the assets of the Company on an equal basis with the working capital facility. The loan had interest at 10% per annum. This loan was repaid in June 1993, with the proceeds from the term credit facility.

(B) The Company's working capital facility, under which substantially all the Company's assets were pledged, provided for borrowings up to $20 million and bore interest at 1% over prime. The agreement provided for a commitment fee of .5% per annum of the unadvanced portion of the commitment. This loan was repaid in June 1993 with the proceeds from the term and revolving credit facilities.

(C) The term and revolving credit facilities were provided to the Company by the same lender under one agreement. In June 1993 the proceeds from these loans were used to repay the acquisition credit facility, working capital facility and notes payable to Former Shareholder. Substantially all of the Company's assets were pledged to the agreement which contained working capital, debt and certain dividend restrictions. These dividend restrictions prohibited the Company from paying common stock cash dividends.

    The term credit facility bore interest at either 1.125% over prime or 2.625% over the Eurodollar rate. The agreement required quarterly principal payments of $650,000. This loan was repaid in June 1994 with the proceeds from the issuance of the 12 7/8% Senior Secured Notes, due 2004.

    The revolving credit facility provided for borrowings up to $22 million and bore interest at either 1% over prime or 2.5% over the Eurodollar rate. The agreement provided for a commitment fee of .5% per annum of the unadvanced portion of the commitment. This loan was repaid in June 1994 with the proceeds from the issuance of the 12 7/8% Senior Secured Notes, due 2004.

                                    -48-

(D) The notes, issued June 1994, were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8 % thereafter. The notes are redeemable at the Company's option. Prior to July 15, 1999, only 35% of the original principal issued may be redeemed, as a whole or in part, at 110% of the principal amount through July 15, 1997, and at declining percentages thereafter. The notes are guaranteed by the subsidiaries of the Company and secured by the common stock of the subsidiaries of the Company.

     The original principal amount of the notes issued ($127,200,000) was adjusted ($27,980,000) to give effect for the original issue discount and the common stock purchase warrants (effective interest rate of 13.0%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest, bonds outstanding method. The face value of notes outstanding at June 30, 1994, is $127,200,000.

     The proceeds from this new offering were used to repay the term credit facility, revolving credit facility, 9% Convertible Subordinated Debentures, due 1998; 12% Senior Subordinated Debentures, due 2007; repurchase a portion of the 9% Subordinated Debentures, due 2007; fund an acquisition; repurchase Company stock; and for working capital (Note 2).

     Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis, the aggregate assets and liabilities of the guarantor subsidiaries are substantially equivalent to the assets and liabilities of the parent on a consolidated basis and the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed to be material.

     The guarantor subsidiaries are restricted from paying dividends to the Company during any periods of default under the respective debt agreements or in periods where the Company has borrowed under the overadvance option described below.

(E) The new revolving credit facility was provided to the Company in June 1994 in conjunction with the offering of the 12 7/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories are pledged to the agreement which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the Company can borrow an additional $3 million during the period August 1, 1994, to January 31, 1995, and $1.5 million during the period August 1, 1995, to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $3,441,000 at June 30, 1994, after considering $1,858,000 of outstanding letters of credit.

(F) The convertible debentures issued in January 1981 were convertible into common stock at a rate equal to $10.31 of principal amount for each share of common stock through December 1989. In December 1989 the Company executed a supplemental indenture for the convertible debentures. The supplemental indenture provided that the holder of each convertible debenture had, in lieu of the right to convert each debenture into common stock, the right to convert each debenture into the right to receive $3.75 cash for each $10.31 face amount of debentures. The debentures were to mature in 1998; and at maturity, an 8% premium of the outstanding principal amount would have been paid. Such premium was being accrued over the term to maturity. The debentures were redeemable at the Company's option, as a whole or in part, at 100% of the principal amount plus accrued interest to the redemption date, on any date prior to maturity. A sinking fund payment sufficient to retire $1,250,000 of principal was required annually on each December 31. In June 1994, the Company used proceeds from the Issuance of the 12 7/8% Senior Secured Notes, due 2004, to repurchase $19,980,000 face value of these debentures which resulted in an extraordinary charge
     (Note 2).

     The original principal amount of debentures outstanding ($21,854,000) was adjusted to market value (effective interest rate of 14.5%) at June 9, 1983, in accordance with the purchase method of accounting. The discount on these debentures was being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. There are no debentures outstanding at June 30, 1994.

(G) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value. A sinking fund payment sufficient to retire $191,000 of principal outstanding is required on December 31, 2005. Notes, due 2004. In June 1994, the Company used proceeds from the issuance of the 12 7/8% Senior Secured Notes, due 2004, to repurchase $16,201,200 face value of these debentures at a discount which resulted in an extraordinary charge (Note 2).

     The original principal amount of debentures issued ($27,313,000) was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. The face value of debentures outstanding at June 30, 1994, is $9,745,800.

(H) The debentures, issued April 1986, were redeemable at the Company's option, as a whole or in part, at 100% of the principal amount plus accrued interest to the redemption date, on any date prior to maturity. Annual sinking fund payments sufficient to retire $690,000 of principal outstanding was required each March 31. In June 1994, the Company used proceeds from the issuance of the 12 7/8% Senior Secured Notes, due 2004, to repurchase $22,308,000 face value of these debentures which resulted in an extraordinary charge (Note 2).

     The original principal amount of debentures issued ($23,000,000) was adjusted to market at issuance (effective interest rate of 15.0%). The discount on the debentures was being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. There are no debentures outstanding at June 30, 1994.

(I) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. At June 30, 1994 and 1993, these obligations carried interest rates from 7% to 10% and are due periodically through 1999.

   Aggregate annual maturities and sinking fund requirements (in thousands) of the long-term debt outstanding at June 30, 1994, are:

                      1995                    $     292
                      1996                          232
                      1997                          228
                      1998                          444
                      1999                          193
                   Thereafter                   104,223

                                               --------
                                               $105,612
                                               --------
                                               --------

NOTE 5:  INCOME TAXES

CHANGE IN ACCOUNTING PRINCIPLE

   Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). As a result of the change, there was no effect on income tax expense, and the effect on current-noncurrent classification of deferred assets and liabilities was not material.

   SFAS 109 requires recognition of deferred tax liabilities and assets for the difference between the financial statement and tax basis of assets and liabilities. Under this new standard, a valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

   Prior to July 1, 1993, deferred taxes were determined using the Statement of Financial Accounting Standards No. 96.

   The provision for income taxes includes these components:

                                              1994       1993         1992
                                              ----       ----         ----
                                                     (In Thousands)
   Taxes currently payable                   $  2,887   $    2,900   $   1,100
   Deferred income taxes                       (2,537)        (860)       (810)
                                            ---------   ----------   ---------
                                             $    350   $    2,040   $     290
                                            ---------   ----------   ---------
                                            ---------   ----------   ---------

  The tax effects of temporary differences related to deferred taxes were:


                                                        June 30,     July 1,
                                                          1994        1993
                                                        --------     -------
  Deferred Tax Assets

    Allowance for doubtful accounts                    $      566   $   1,016
    Accounts receivable advance collections                   201         182
    Self-insurance liabilities and contingencies              638       1,474
    Alternative minimum tax credit                            100
    1981 debenture premium                                                403
                                                        ---------   ---------
                                                            1,505       3,075
                                                        ---------   ---------


                                                    June 30,        July 1,
                                                      1994           1993
                                                    --------        -------
  Deferred Tax Liability
    Accumulated depreciation                      $  (16,295)     $ (33,975)
    1981 debenture discount                                          (1,668)
                                                  ----------      ---------
                                                     (16,295)       (35,643)
                                                  ----------      ---------


      Net deferred tax liability                   $ (14,790)      $(32,568)
                                                  ----------      ---------
                                                  ----------      ---------

  The above net deferred tax asset (liability) is presented on the June 30, 1994, balance sheet as follows (in thousands):

  Deferred tax asset - current             $     631
  Deferred tax liability - long-term         (15,421)
                                           ----------

      Net deferred tax liability           $ (14,790)
                                           ----------
                                           ----------

  A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                     1994      1993      1992
                                                     ----      ----      ----
                                                         (In Thousands)
Computed at the statutory rate (34%)                $  (285)  $  1,451  $  (403)
Increase (decrease) resulting from:
  Amortization of excess of cost over
    fair value of assets acquired                       393        422      452
  State income taxes - net of federal tax benefit       150        158      230
  Nondeductible travel costs and other expenses          56         11       24
  Other                                                  36         (2)     (13)
                                                     ------    -------   ------
    Actual tax provision                             $  350    $ 2,040   $  290
                                                     ------    -------   ------
                                                     ------    -------   ------


NOTE 6:  MERGER PROPOSAL COSTS

  During the year ended June 30, 1992, the Company submitted a proposal to acquire a large competitor in the propane business after incurring due diligence costs including professional fees and out-of-pocket expenses in connection with the proposed acquisition. The Company abandoned the proposal and expensed the related $450,000 of costs in 1992.


NOTE 7:  RESTRUCTURING PROPOSAL COSTS

  During the years ended June 30, 1994 and 1993, the Company was considering proposals to restructure the debt and equity of the Company. The Company abandoned the proposals and expensed the related costs of $398,000 and $223,000 in 1994 and 1993, respectively.


NOTE 8:  EMPLOYEE BENEFIT PLANS

  The Company had a qualified profit-sharing plan which covered substantially all full-time employees under which annual Company contributions were determined by the Board of Directors. No contributions to the plan were made in the past three fiscal years.

  The Company had an employee stock bonus plan which covered substantially all full-time employees under which no contributions to the plan were made in fiscal year ended June 30, 1992.

  In April 1992 the Company's Board of Directors voted to terminate both employee benefit plans effective June 30, 1992. Applications for a Determination Upon Plan Termination were filed with the Internal Revenue Service
(IRS) and were approved in December 1992. The Company liquidated the plans' assets and paid out the plans' funds to participants on March 31, 1993. The Company purchased from the plans the Company's common stock for $1.3 million and Company debentures for $.8 million.

NOTE 9:  SELF INSURANCE AND RELATED CONTINGENCIES


     Under the Company's current insurance program, coverage for comprehensive general liability and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident). Effective July 1994, the Company reduced its self insured retention for vehicle liability to $250,000 per incident. The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. The aggregate cost of obtaining this excess coverage from carriers for the years ended June 30, 1994, 1993 and 1992, was $1,634,000, $1,441,000 and $1,222,000, respectively.

     For the policy periods July 1, 1989, through December 30, 1989, December 31, 1989, through June 30, 1991, and July 1, 1993, through June 30, 1994, the Company has provided for aggregate comprehensive general liability losses through the policies' $1 million loss limit. Additional losses (except for punitive damages), if any, are insured by the excess carrier and should not result in additional expense to the Company. As of June 30, 1994, the Company has not provided for losses which exceed the $1 million loss limit for the comprehensive general liability policy periods July 1, 1991, through June 30, 1992, and July l, 1992, through June 30, 1993.

     During the years ended June 30, 1993 and 1992, the Company had obtained workers' compensation coverage from carriers and state insurance pools at annual costs of $1,743,000 and $733,000, respectively. Effective July 1, 1993, the Company changed its policy to self-insure the first $500,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $2.3 million in connection with this program of which $1,218,000 is outstanding at June 30, 1994. Effective July 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

     Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. A summary of the self-insurance liability, general, vehicle and workers' compensation liabilities (in thousands) for the years ended June 30, 1994, 1993 and 1992, are:


                     Beginning                   Self                    Ending
                        Self        Self       Insured   Restructuring    Self
                     Insurance    Insurance     Claims    Transaction  Insurance
                     Liability    Expenses       Paid      (Note 2)    Liability
                     ---------    ---------    -------   ------------- ---------

  June 30, 1992       $2,238       $1,764       $1,336                  $2,666
  June 30, 1993       $2,666       $1,148       $1,480                  $2,334
  June 30, 1994       $2,334       $3,709       $2,464     $1,707       $1,872


  The ending accrued liability includes $125,000 for incurred but not reported claims at June 30, 1994, and $500,000 at both June 30, 1993 and 1992. The current portion of the ending liability of $500,000, $460,000 and $1,103,000 at June 30, 1994, 1993 and 1992, respectively, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

  The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

  The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $979,000, $873,000 and $1,011,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

  In conjunction with the restructuring transaction (Note 2) the Company and Energy have agreed to share on a percentage basis the self-insured liabilities incurred prior to June 30, 1994, including both reported and unreported claims. The self-insured liabilities included under this agreement include general, vehicle, workers' compensation and health insurance liabilities. Under the agreement, the Company will assume 52.3% of the liability with Energy assuming the remaining 47.7%. The self-insured liability included in the Company's financial statements at June 30, 1994, represents its 52.3% portion of the total liability as of that date.

NOTE 10: LITIGATION CONTINGENCIES

  The Company's federal income tax returns for the fiscal years 1979 and 1980 were audited by the IRS. During August 1992, the Company paid $2.4 million which represented interest on previously paid income taxes. This payment settled all outstanding federal tax audits. The Company has no federal income tax audits in process at June 30, 1994.

  The Company and its subsidiaries are presently involved in two state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

  In conjunction with the restructuring transaction (Note 2) the Company and Energy have agreed to share on a percentage basis amounts incurred related to federal and state audits and other business related lawsuits incurred prior to June 30, 1994. The liability recorded at June 30, 1994, in the Company's financial statements related to these contingencies represents its 52.3% portion of the total liability as of that date.

NOTE 11: STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

  The table below summarizes transactions under the Company's stock option plan:

                                       Number
                                     OF Shares           Option Price
                                     ---------           ------------
         Balance June 30, 1991         483,879            $.377 - $1.50
           Exercised                   (15,950)            .377 -  1.50
                                      --------
         Balance June 30, 1992         467,929             .377 -  1.50
           Exercised                  (338,679)            .377 -  1.50
                                      --------

         Balance June 30, 1993         129,250             1.12 -  1.50
           Exercised                  (129,250)            1.12 -  1.50
                                      --------

         Balance June 30, 1994             -0-
                                      --------

  All outstanding stock options were exercised on June 30, 1994, in connection with the restructuring transaction (see Note 2).

COMMON STOCK PURCHASE WARRANTS

  In connection with the Company's restructuring, the Company attached warrants to purchase common stock to the new issuance of 12 7/8% Senior Secured Notes, due 2004. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable after January 15, 1995, and will expire on July 15, 2004.

  The table below summarizes warrant activity of the Company:


                                             Number
                                           Of Shares         Exercise Price
                                           ---------         --------------
            Issued                         175,536                $.01
                                           -------

            Balance at June 30, 1994       175,536                $.01
                                           -------
                                           -------

NOTE 12: ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)


                                                   1994      1993       1992
                                                   ----      ----       ----
NONCASH INVESTING AND FINANCING ACTIVITIES
  Mortgage obligations incurred on the
    acquisition of retail service centers         $1,015       --        $102

  Debt acquisition costs in accounts payable        $746       --          --

  Purchase of treasury stock, net of option
    exercise price, in accounts payable             $180       --          --

  Distribution of operating assets other than cash with Empire Energy
Corporation:


  Current assets                           $  8,185
  Fixed assets, net                          51,620
  Other assets                                3,822
  Current liabilities                        (2,697)
  Long-term liabilities                     (15,926)
                                            -------

                                            $45,004
                                            -------
                                            -------


                                                  1994      1993      1992
                                                  ----      ----      ----
ADDITIONAL CASH PAYMENT INFORMATION
  Interest paid                                  $9,191    $12,185   $11,213
  Income taxes paid (net of refunds)             $2,620     $3,434     $(441)



NOTE 13: UNDERGROUND STORAGE FACILITY

  The Company owns salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the State of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them. The due date of the plan was initially January 1, 1994. The state has verbally extended the due date until October 1, 1994.

  The Company has obtained from an engineering and construction company a study of the costs of rehabilitating and opening the facilities. The Company has received various reports which estimate the cost of rehabilitating and opening the facility to be from $500,000 to $3.0 million. Management believes that the needed work can be accomplished for $2.0 million. Based on the approximately one million barrel capacity of the facilities, management believes the fair value of the facilities after rehabilitation would be approximately
$4.0 million. Accordingly, the Company has reduced the current carrying value of the facilities to $1.0 million by charging $1.4 million against 1994 earnings.

  Management is presently evaluating several options after rehabilitation of the facility, including use as expanded storage for company inventories, use as leased storage to customers and other distributors, and sale. If the rehabilitation work is not performed and the facilities cannot be sold, then

                             EMPIRE GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1994


NOTE 13: UNDERGROUND STORAGE FACILITY (CONTINUED)

the Company would be required to close the facilities at a cost not yet estimated and write off any remaining book value.

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES




Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


  In connection with our audit of the financial statements of EMPIRE GAS CORPORATION for each of the three years in the period ended June 30, 1994, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Springfield, Missouri
August 26, 1994

                       SCHEDULE V - PROPERTY AND EQUIPMENT

                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


      Col. A                                   Col. B         Col. C          Col. D          Col. E       Col. F
      ------                                 ----------     ----------       --------         ------     ----------
                                             Balance at                                                  Balance at
                                              Beginning      Additions        Retire-                      End of
Classification                                 of Year        At Cost          ments           Other        Year
- - --------------                               ----------     ----------        -------          -----      ---------

                                                                                                (A)
Year Ended June 30, 1994

  Land and buildings                          $  12,215       $  2,165       $    128       $  5,520       $  8,732
  Storage and consumer
    service facilities                          113,821         10,817          1,973         54,442         68,223
  Transportation, office and
    other equipment                              25,550          7,033          1,912         14,506         16,165
                                             ----------      ---------       --------      ---------      ---------
                                             $  151,586      $  20,015       $  4,013      $  74,468      $  93,120
                                             ----------      ---------       --------      ---------      ---------
                                             ----------      ---------       --------      ---------      ---------

Year Ended June 30, 1993:

  Land and buildings                          $  11,821         $  884         $  490                     $  12,215
  Storage and consumer
    service facilities                          113,450          1,520          1,149                       113,821
  Transportation, office and
    other equipment                              24,245          1,954            649                        25,550
                                             ----------      ---------       --------                     ---------

                                             $  149,516       $  4,358       $  2,288                    $  151,586
                                             ----------      ---------       --------                     ---------
                                             ----------      ---------       --------                     ---------

Year Ended June 30, 1992:
  Land and buildings                          $  10,781       $  1,381         $  341                     $  11,821
  Storage and consumer
    service facilities                          113,343          2,058          1,951                       113,450
  Transportation, office and
    other equipment                              22,765          3,264          1,784                        24,245
                                             ----------      ---------       --------                     ---------

                                             $  146,889       $  6,703       $  4,076                    $  149,516
                                             ----------      ---------       --------                     ---------
                                             ----------      ---------       --------                     ---------

(A)  These assets were distributed in the Restructuring Transaction described in
     Note 2 of the consolidated financial statements.


                       SCHEDULE VI - ACCUMULATED DEPRECIATION

                      YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                  (IN THOUSANDS)


       Col. A                                       Col. B         Col. C         Col. D         Col. E         Col. F
                                                  Balance at                                                  Balance at
                                                   Beginning      Additions        Retire-                      End of
Classification                                       of Year        At Cost          ments        Other          Year
- - --------------                                     ---------      ---------       --------       --------     ----------
                                                                                                    (A)
Year Ended June 30, 1994:

  Buildings                                         $  1,703         $  350          $  24         $  858       $  1,171
  Storage and consumer service
    facilities                                        24,434          5,519            596         13,602         15,755
  Transportation, office and
    other equipment                                   15,769          3,104          1,564          8,388          8,921
                                                   ---------       --------       --------       --------      ---------
                                                   $  41,906       $  8,973       $  2,184      $  22,848      $  25,847
                                                   ---------       --------       --------       --------      ---------
                                                   ---------       --------       --------       --------      ---------

Year Ended June 30, 1993:

  Buildings                                         $  1,444         $  332          $  73                      $  1,703
  Storage and consumer service
    facilities                                        19,536          5,529            631                        24,434
  Transportation, office and
    other equipment                                   13,075          3,143            449                        15,769
                                                   ---------       --------       --------                     ---------
                                                   $  34,055       $  9,004       $  1,153                     $  41,906
                                                   ---------       --------       --------                     ---------
                                                   ---------       --------       --------                     ---------


Year Ended June 30, 1992:

  Buildings                                         $  1,172         $  302          $  30                      $  1,444
  Storage and consumer service
    facilities                                        14,751          5,473            688                        19,536
  Transportation, office and
    other equipment                                   11,378          3,014          1,317                        13,075
                                                   ---------       --------       --------                     ---------
                                                   $  27,301       $  8,789       $  2,035                     $  34,055
                                                   ---------       --------       --------                     ---------
                                                   ---------       --------       --------                     ---------


(A)  These assets were distributed in the Restructuring Transaction described in
     Note 2 of the consolidated financial statements.


                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                 (IN THOUSANDS)



                                                  Balance at     Charged to         Amount                    Balance at
                                                   Beginning      Costs and        Written                      End of
    Description                                      of Year       Expenses          Off            Other        Year
    -----------                                   ----------      ---------        --------         -----      ----------

Valuation accounts deducted
  from assets to which
  they apply - for doubtful
  accounts receivable:
     June 30, 1994                                    $2,657         $1,056           $520        $(1,684)(A)     $1,620
                                                                                                      $111(B)

     June 30, 1993                                    $2,720           $958         $1,021                        $2,657

     June 30, 1992                                    $2,719           $214           $213                        $2,720





(A) Related to assets which were distributed in the Restructuring Transaction described in Note 2 of the consolidated financial statements.

(B) Allowance for doubtful accounts receivable established with respect to the acquisition described in Note 2 of the consolidated financial statements.

                       SCHEDULE X - SUPPLEMENTARY INFORMATION

                      YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                  (IN THOUSANDS)



     Col. A                                                           Col. B
     ------                                                           ------
                                                                    Charged to
                                                                    Costs and
     Item                                                            Expenses
     ----                                                           ----------
June 30, 1994:
  Maintenance and repairs............................................... $3,223

June 30, 1993:
  Maintenance and repairs............................................... $2,963

June 30, 1992:
  Maintenance and repairs............................................... $3,070

                                       - 65 -