Form 10-Q
period 1994-09-30
EMPIRE GAS CORP/NEW
filed 1994-11-14
CIK 922404

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                       Commission File Number 1-6537-3



                           EMPIRE GAS CORPORATION
          ________________________________________________________
           (Exact Name of Registrant as Specified in its Charter)




          MISSOURI                                           43-1494323
____________________________                            ____________________
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


      P.O. Box 303, 1700 S. Jefferson Street, Lebanon, Missouri  65536
     ___________________________________________________________________
            (Address of Principal Executive Offices and Zip Code)



                               (417) 532-3101
           ______________________________________________________
            (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ___     ____

Number of Shares of outstanding common stock (one class only) as of September 30, 1994 was 1,579,225.

                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
______________________________

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
              (Dollars In Thousands, Except Per Share Amounts)

                                                September 30,    June 30,
                                                     1994          1994
                                                _____________  ____________

                   ASSETS
                   ______
Current Assets
  Cash                                           $          2   $    2,927
  Trade receivables - Net                               6,121        5,454
  Inventories                                           8,843        5,179
  Prepaid Expense                                       1,036          619
  Refundable Income Tax                                 1,659        2,254
  Deferred Income Taxes                                 1,183          631
                                                 ____________   __________
    Total Current Assets                               18,844       17,064
                                                 ____________   __________
Due From Related Party                                     65          ---
                                                 ____________   __________
Property, Plant and Equipment                          96,930       93,120
  Less Accumulated Depreciation                        26,723       25,847
                                                 ____________   __________
    Fixed Assets -- Net                                70,207       67,273
                                                 ____________   __________
Other Assets
  Debt Acquisition Costs - Net                          5,275        5,406
  Excess of Cost Over Fair Value of Net
    Assets Acquired - Net                              13,864       14,027
Other                                                     960          874
                                                 ____________   __________
  Total Other Assets                                   20,099       20,307
                                                 ____________   __________

  Total Assets                                   $    109,215   $  104,644
                                                 ____________   __________
                                                 ____________   __________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________
Current Liabilities
  Current Maturities of Long-Term Debt           $        277   $      292
  Accounts Payable and Accrued Expenses                10,157        9,962
  Due to Empire Energy                                    499          497
                                                 ____________   __________
    Total Current Liabilities                          10,933       10,751
Long-Term Debt (Note 3)                               113,543      105,320
Deferred Income Taxes                                  14,973       15,421
Accrued Self Insurance Liability (Note 2)               1,280        1,372
                                                 ____________   __________
    Total Liabilities                                 140,729      132,864
                                                 ____________   __________

Stockholders' Equity (Deficit)
  Common; $.001 Par Value; Authorized 20,000,000
    Shares, Issued September 30, 1994 and June 30,
    1994 -- 14,291,020 Shares                              14           14
Common Stock Purchase Warrants                          1,227        1,227
Additional Paid-In Capital                             27,279       27,279
Retained Earnings                                      27,941       31,235
                                                 ____________    _________
                                                       56,461       59,755

Treasury Stock at Cost
  September 30, 1994 and June 30, 1994
    12,711,795 Shares                                 (87,975)     (87,975)
                                                 _____________  ___________
Total Stockholders' Equity (Deficit)                  (31,514)     (28,220)
                                                 _____________  ___________
  Total Liabilities and Stockholders' Equity
    (Deficit)                                    $     109,215  $   104,644
                                                 _____________  ___________
                                                 _____________  ___________

See Notes to Condensed Consolidated Financial Statements

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)


                                                   1994          1993
                                                __________    ___________

Operating Revenue                               $   12,033    $  20,052
Cost of Product Sold                                 5,616       10,253
                                                __________    _________

Gross Profit                                         6,417        9,799
                                                __________    _________

Operating Costs and Expenses
  General and Administrative                         6,256        9,302
  Depreciation and Amortization                      1,366        2,481
                                                __________    _________
                                                     7,622       11,783
                                                __________    _________
Operating Loss                                      (1,205)      (1,984)
                                                ___________   __________

Other Expense
  Interest Expense, Net                             (2,705)       (2,184)
  Amortization of Debt Discount
    and Expense                                     (1,185)         (520)
                                                ___________    __________
                                                    (3,890)       (2,704)
                                                ___________    __________

Loss Before Income Taxes                            (5,095)       (4,688)

Credit for Income Taxes                             (1,800)       (1,590)
                                                ___________    __________

Net Loss                                        $   (3,295)    $  (3,098)
                                                ___________    __________
                                                ___________    __________

Loss Per Common Share                           $    (2.09)    $   (0.22)
                                                ___________    __________
                                                ___________    __________

See Notes to Condensed Consolidated Financial Statements

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)
                               (In Thousands)


                                                   1994          1993
                                                __________    ___________

Cash Flows From Operating Activities
  Net loss                                      $   (3,295)   $  (3,098)
  Items not requiring (providing) cash
    Depreciation                                     1,132        2,159
    Amortization                                     1,419          842
    Gain on sale of assets                             (68)          --
    Deferred income taxes                           (1,000)        (555)
  Changes In:
    Trade receivables                                 (667)      (2,323)
    Inventories                                     (3,664)        (712)
    Prepaid expense & other                           (639)        (278)
    Accounts payable & accrued expenses              3,963        1,910
    Checks in process of collection                 (3,262)          --
                                                 __________          __
      Net cash used in operating activities         (6,081)      (2,055)
                                                    _______      _______

Cash Flows From Investing Activities
  Purchase of property & equipment                  (3,960)      (2,255)
  Proceeds from sales of property & equipment          252           39
                                                       ___           __
      Net cash used in investing activities         (3,708)      (2,216)
                                                    _______      _______

Cash Flows From Financing Activities
  Increase in working capital financing              6,890        4,800
  Principal payments on other long-term debt           (26)         (90)
  Principal payments on term credit facilities          --         (650)
  Repurchase of debentures for sinking
    fund repayment                                      --          (95)
                                                        __          ____
      Net cash provided by financing activities      6,864        3,965
                                                     _____        _____

DECREASE IN CASH                                    (2,925)        (306)
                                                    _______        _____

CASH, BEGINNING OF PERIOD                            2,927          352
                                                     _____          ___

CASH, END OF PERIOD                             $        2    $      46
                                                         _           __
                                                         _           __



See Notes to Condensed Consolidated Financial Statements

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)


(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of September 30, 1994, and the condensed consolidated results of its operations and changes in its financial position for the periods ended September 30, 1994 and 1993. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1994 Annual Report on Form 10-K.

     The results of operations for the three-month period ended
     September 30, 1994, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1994 Annual Report on Form 10-K.

     Under the Company's current insurance program, coverage for comprehensive general liability, worker's compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability, worker's compensation and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident). Effective July 1994, the Company reduced its self-insured retention for vehicle liability to $250,000 per incident. The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

     For the policy periods July 1, 1989 through December 30, 1989,
     December 31, 1989 through June 30, 1991, and July 1, 1993 through
     June 30, 1994, the Company has provided for comprehensive general liability losses up to the policies' $1 million loss limit. Additional losses (except for punitive damages), if any, are insured by the excess carrier and should not result in additional expense to the Company. As of September 30, 1994, the Company has not exceeded the $1 million loss limit for the comprehensive general liability policy periods July 1, 1991 through June 30, 1992, and July 1, 1992 through June 30, 1993.

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)


     Effective July 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

     The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Interim accruals for the cost of self insurance are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 4.0 cents per gallon sold.

     The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

     The Company has no federal income tax audits in process at September 30, 1994. The Company and its subsidiaries are presently involved in various state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy, the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements at September 30, 1994, represent 52.3% of the total liability as of that date.

(3) In June 1994 the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter.

     The Company entered into a new revolving credit facility with a lender. All of the Company's receivables and inventories are pledged to the agreement which contain working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and

             EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)


     60% of eligible inventory. In addition, the Company can borrow an additional $3 million during the period August 1, 1994, to January 31, 1995, and $1.5 million during the period August 1, 1995, to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $3,185,000 at September 30, 1994, after considering $2,057,000 of outstanding letters of credit.

(4)  Additional Cash Flow Information (In Thousands)

     Additional Cash Payment Information             1994            1993
     ___________________________________             ____            ____

        Interest paid                                $741          $1,352
        Income taxes paid (net of refunds)        $(1,395)           $249

     Noncash Investing and Financing Activities
     __________________________________________

        Mortgage obligations incurred on the
         acquisition of retail service centers       $315              --

(5)  Underground Storage Facility

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

     The Company has requested an additional extension of time from the state of Kansas to evaluate its options for rehabilitation of the facility. The state of Kansas is reviewing the Company's request and has not yet given a response to the request.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity
_________________________________

The following table is presented as a measure of the Company's liquidity and financial condition.


                                 September 30,                 June 30,
                              ____________________          ________________
                                 1994       1993               1994     1993
                              __________ _________          _________ ______
                                             (In thousands except ratio)

Total long-term debt         $113,820      $83,649        $105,612   $79,249
  (including current
   maturities)
Working capital                $7,911       $5,802          $6,313    $4,897
Current ratio                    1.72         1.34            1.59      1.36


During the three months ended September 30, 1994, the Company's working capital increased by approximately $1.6 million. The increase was due primarily to increases in inventories, accounts receivable, and prepaid expenses which were financed with borrowing on the Company's revolving credit facility which is classified as long-term debt.

The increase in long-term debt of approximately $8.2 million from June 30, 1994, to September 30, 1994, was attributable to the $1.6 million of increased working capital described above plus $4.0 million for purchases of property and equipment (net of the cash received from the sales of property and equipment) which consisted of $700,000 for two new retail service centers, $2.2 million for transportation equipment, and $1.1 million for normal replacement and new start up retail service centers. In addition the Company financed its approximate $2.5 million loss before income taxes (after adjustment for noncash expenses) with borrowings on its revolving credit facility.

During the three months ended September 30, 1993, the Company's working capital increased by approximately $900,000. The increase was due to the reclassification of $300,000 from deferred income tax liabilities to future income tax benefit and net advances on the Company's revolving credit facility of $1.7 million used to finance seasonal increases in inventories and accounts receivable which is included in long-term debt. This increase was offset by the reclassification of $400,000 from accrued self insurance liability to current accrued expenses, and a $700,000 loss (after adjustment for depreciation, amortization, deferred income taxes and other non-working capital items).

Results of Operations
_____________________

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter. Operating revenues are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

On June 30, 1994, the Company implemented a change in ownership and management by repurchasing shares of Company common stock from its former principal shareholder and certain other departing officers in exchange for all of the shares of a subsidiary (Empire Energy Corporation) that owned 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities. At the same time, the Company acquired six retail service centers in North Carolina. The analysis below compares the actual current year information for operating revenue and gross profit to pro forma historical for the same period of the previous year. General and administrative expenses for the current year are compared to historical data as it relates to operating revenues as these items generally are more closely related to revenues.

The following table sets forth, for the three months ending September 30, 1993, selected aggregate operating data for the retail service centers of the Company that were retained after the disposition of Empire Energy and for the retail service centers the Company acquired in North Carolina.


                                          Three Months Ended September 30,
                                          ________________________________
                                                1994             1993
                                              ________         ________
                                                               Pro Forma
                                                       (Unaudited)


                                    (In thousands except per gallon amounts)
    Operating revenue                         $12,033               $12,173
    Gross margin                               $6,417                $6,046
    Retail gallons sold                        15,005                13,907
    Weighted average gross profit
       per gallon                               $.370                 $.356


During the first quarter of fiscal 1995, the Company completed the acquisitions of two retail service centers. Subsequent to September 30, 1994, the Company completed acquisitions of two additional retail service centers. The service centers acquired prior to September 30, 1994, were purchased for $400,000 in cash and $300,000 in new mortgages. The service centers acquired after September 30, 1994, were purchased for $700,000 in cash and $1.1 million in new mortgages. The service centers acquired are located in Arkansas, Missouri, South Carolina, and Wyoming. The aggregate historical gallons, for the most recent year, of the four service centers acquired was approximately 3.3 million gallons.

Operating revenues for the first quarter of fiscal 1995 were comparable to the same pro forma period of the prior year. Retail gallons sold increased approximately 8% (1.1 million gallons) which was offset by an approximately $.06 per gallon decrease in the average net sales price.

The gross profit for the quarter increased by approximately $400,000, as compared to the same pro forma period of the prior year, due to an approximate 8% increase in gallons sold combined with an approximate net margin increase of $.01 per gallon as the average cost of propane decreased approximately $.07 per gallon.

General and administrative expenses for the three months ended September 30, 1994, increased to 52% of operating revenues from 46.4% of operating revenues for the three months ended September 30, 1993. The increase was mainly due to an increase of 3.1% in salaries and commissions, 1.2% in payroll taxes and employee benefits and .9% in insurance. The increase in salaries and commissions was due to several factors including 1) increased pay rates for existing retail personnel, 2) an increase in home office salaries as a percentage of sales due to pay rate increases as well as the employment of additional home office operational and administrative staff,
3) an increase in accrued vacation, and 4) an increase in the salaries of the six retail service centers acquired in June 1994 as a percentage of the subsidiaries' sales when compared to the existing retail subsidiaries. This increase was offset by a decrease in salaries as a percentage of sales resulting from the elimination of certain home office employees who are presently employed by Empire Energy. The increase in payroll taxes and employee benefits was due to the increase in taxes related to the increased payroll and an increase in health insurance expenses. The percentage increase in insurance was due to the reduction of the cost of obtaining coverage on the Company's remaining retail service centers (after the disposition of the Empire Energy subsidiaries) which did not decrease as much proportionately as sales revenues.

In addition to the increases described above, the Company had various other expense category fluctuations which in total netted to an immaterial amount. These expense fluctuations included an increase in travel and entertainment due to a Company-wide effort to meet with all employees to explain the change in ownership which occurred in June 1994. Rent and maintenance of buildings increased due to expenses incurred in tank painting and related building maintenance in converting certain retail facilities to a new identity. Vehicle maintenance decreased due to the increased amount of new trucks purchased in the last six months resulting in less required maintenance to existing vehicles. Other expenses decreased resulting from the termination of certain agreements between the Company and its previous controlling shareholder.

Interest expense increased approximately $500,000 during the first quarter of fiscal year 1995, as compared to the same period of the prior year, due to approximately $45 million face value additional long-term debt outstanding as compared to the same period of the prior year partially offset by an overall lower rate of interest, principally the new senior secured notes issued in June 1994, as compared to the higher rates of debt repaid with this new debt offering.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
___________________________

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.


Items 2, 3, 4 and 5.
____________________

No information is reportable under these sections.


Item 6.   Exhibits and Reports on Form 8-K
__________________________________________

        (a)  Exhibits

                Exhibit
                  No.            Description
                _______          ______________________________

                  (27)           Financial Data Schedule

        (b)  Reports on Form 8-K.

                None

Reviewed by Independent Certified Public Accounts
_________________________________________________


The September 30, 1994, financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EMPIRE GAS CORPORATION
                                     Registrant



                                     /s/ Willis D. Green
                                     ____________________________________
                                     WILLIS D. GREEN
                                     VICE PRESIDENT/CONTROLLER




DATE:  November 14, 1994

                       Independent Accountants' Report
                       _______________________________


Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES (formerly Empire Gas Acquisition Corporation) as of September 30, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1994 and 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                     BAIRD, KURTZ & DOBSON

Springfield, Missouri
November 9, 1994