Form 10-Q
period 1994-12-31
EMPIRE GAS CORP/NEW
filed 1995-02-14
CIK 922404

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994
                       Commission File Number 1-6537-3



                           EMPIRE GAS CORPORATION
               ______________________________________________
           (Exact Name of Registrant as Specified in its Charter)



      MISSOURI                                   43-1494323
_____________________                       ____________________
(State or other jurisdiction of               (IRS Employer
Incorporation or Organization)                Identification No.)



      P.O. Box 303, 1700 S. Jefferson Street, Lebanon, Missouri  65536
      ________________________________________________________________
            (Address of Principal Executive Offices and Zip Code)



                               (417) 532-3101
                    ____________________________________
            (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__     No _____


Number of Shares of outstanding common stock (one class only) as of December 31, 1994 was 1,579,225.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Amounts)


                                            December 31,          June 30,
                                               1994                 1994
                                            _____________         ________
                                            (Unaudited)

                ASSETS
Current Assets
        Cash                                 $   1,006            $   2,927
        Trade receivables - Net                  9,345                5,454
        Inventories                              8,530                5,179
        Prepaid Expense                            874                  619
        Refundable Income Tax                       67                2,254
        Deferred Income Taxes                    1,551                  631
                                             _________            _________
                Total Current Assets            21,373               17,064
                                             _________            _________
Due From Related Party                              65                   --
                                             _________            _________
Property, Plant and Equipment                  100,482               93,120
        Less Accumulated Depreciation           27,110               25,847
                                             _________            _________
                Fixed Assets -- Net             73,372               67,273
                                             _________            _________
Other Assets
        Debt Acquisition Costs - Net             5,120                5,406
        Excess of Cost Over Fair Value
                Assets Acquired - Net           13,706               14,027
        Other                                    1,727                  874
                                             _________            _________
        Total Other Assets                      20,553               20,307
                                             _________            _________

        Total Assets                         $ 115,363             $104,644
                                             _________            _________

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)


                                                December 31,      June 30,
                                                    1994            1994
                                                 __________       ________
                                                 (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
        Current Maturities of Long-Term Debt      $   5,892       $    292
        Accounts Payable and Accrued Expenses        14,839         10,830
                                                  _________       ________
        Total Current Liabilities                    20,731         11,122
Long-Term Debt (Note 3)                             111,374        104,949
Deferred Income Taxes                                14,241         15,421
Accrued Self Insurance Liability (Note 2)             1,280          1,372
                                                  _________       ________
        Total Liabilities                           147,626        132,864
Stockholders' Equity (Deficit)
        Common; $.001 Par Value; Authorized
        20,000,000 Shares, Issued December
        31, 1994 and June 30, 1994 --
        14,291,020 Shares                                 14            14
Common Stock Purchase Warrants                         1,227         1,227
Additional Paid-In Capital                            27,279        27,279
Retained Earnings                                     27,192        31,235
                                                  __________     __________
                                                      55,712        59,755


Treasury Stock at Cost
        December 31, 1994 and June 30, 1994
         12,711,795 Shares                           (87,975)      (87,975)
                                                  ___________    __________
Total Stockholders' Equity (Deficit)                 (32,263)      (28,220)
                                                  ___________    __________
        Total Liabilities and Stockholders'
         Equity (Deficit)                          $ 115,363      $104,644
                                                  ___________    __________



See Notes to Condensed Consolidated Financial Statements

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (Unaudited)
              (Dollars In Thousands, Except Per Share Amounts)


                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                     DECEMBER 31             DECEMBER 31
                                 __________________       ________________

                                 1994        1993         1994        1993
                                 ____        ____         ____        ____

Operating Revenue                $ 23,398  $ 43,934       $ 35,431  $ 63,986
  Cost of Product Sold             11,611    20,400         17,227    30,653
                                 _________ ________       ________  ________
  Gross Profit                     11,787    23,534         18,204    33,333
                                 _________ ________       ________  ________

Operating Costs and Expenses
  General & Administrative          7,659    11,699         13,915    21,001
  Depreciation & Amortization       1,412     2,097          2,778     4,214
                                 _________ ________       ________  ________
                                    9,071    13,796         16,693    25,215
                                 _________ ________       ________  ________
Operating Income                    2,716     9,738          1,511     8,118
                                 _________ ________       ________ _________

Other Expense
  Interest Expense, Net            (2,579)   (2,180)        (5,284)   (4,364)
  Amortization of Debt
    Discount & Expense             (1,185)     (472)        (2,370)     (992)
  Restructuring Proposal
    Costs                                      (398)                    (398)
                                 _________ _________      _________ _________
                                   (3,764)   (3,050)        (7,654)   (5,754)
                                 _________ _________      _________ _________

Income(Loss)Before
  Income Taxes                     (1,048)    6,688         (6,143)    2,364

Provision(Credit) for
  Income Taxes                       (300)    2,500         (2,100)    1,000
                                 _________ ________       _________ ________
Net Income(Loss)                 $   (748) $  4,188       $ (4,043) $  1,364
                                 _________ ________       _________ ________


Income(Loss)Per
  Common Share                   $   (.47) $   0.39       $  (2.56) $   0.12
                                 _________ ________       _________ ________


See Notes to Condensed Consolidated Financial Statements.

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (Unaudited)
                               (In Thousands)

                                         1994                     1993
                                         ____                     ____

Cash Flows From Operating Activities
  Net Income(Loss)                    $  (4,043)                $ 1,364
  Items not requiring(providing)cash
    Depreciation                          2,312                   3,835
    Amortization                          2,836                   1,371
    Gain on sale of assets                  (59)                     (4)
    Deferred income taxes                (2,100)                 (1,116)
  Changes In:
    Trade receivables                    (3,699)                 (8,786)
    Inventories                          (3,227)                    (53)
    Prepaid expense & other                (898)                    (44)
    Accounts payable & accrued expenses   8,034                   6,285
    Checks in process of collection      (1,930)                     --
                                      __________                ________
        Net cash provided by(used in)    (2,774)                  2,852
        operating activities          __________                ________

Cash Flows From Investing Activities
  Purchase of property & equipment       (6,272)                 (3,424)
  Acquisitions of retail service
   centers                               (1,431)                     --
  Proceeds from sale of property &
   equipment                                374                     129
                                      __________                ________
 Net cash used in investing activities   (7,329)                 (3,295)
                                      __________                ________

Cash Flows From Financing Activities
  Increase in working capital financing   8,268                   4,500
  Principal payments on other long-term
   debt                                     (86)                   (130)
  Principal payments on term credit
   facilities                                --                  (1,300)
  Repurchase of debentures for sinking
   fund repayment                            --                  (1,322)
                                      __________                ________
        Net cash provided by financing
        activities                        8,182                   1,748
                                      __________                ________

INCREASE(DECREASE)IN CASH                (1,921)                  1,305

CASH, BEGINNING OF PERIOD                 2,927                     352
                                      __________                ________

CASH, END OF PERIOD                   $   1,006                 $ 1,657
                                      __________                ________

See Notes to Condensed Consolidated Financial Statements.

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (Unaudited)



(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of December 31, 1994, and the condensed consolidated results of its operations and cash flow for the periods ended December 31, 1994 and 1993. All such adjustments are of a normal recurring nature.

        The accounting policies followed by the Company are set forth in
        Note 1 to the Company's consolidated financial statements in the 1994 Annual Report on Form 10-K.

        The results of operations for the three month and six month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1994 Annual Report on Form 10-K.

        Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability, workers' compensation, and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident) for general liability and workers' compensation and $250,000 per incident for vehicle liability. The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

        For the policy periods July 1, 1989 through December 30, 1989, December 31, 1989 through June 30, 1991, July 1, 1992 through June 30, 1993, and July 1, 1993 through June 30, 1994, the Company has provided for comprehensive general liability losses up to the policies' $1 million loss limit. Additional losses (except for punitive damages), if any, are insured by the excess carrier and should not result in additional expense to the Company. As of

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (Unaudited)


        December 31, 1994, the Company has not exceeded the $1 million loss limit for the comprehensive general liability policy period July 1, 1991 through June 30, 1992.

        Effective July 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

        The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

        Interim accruals for the cost of self insurance are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense for recognizing self insurance is 3.5 cents per gallon sold.

        The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. Effective January 1995, the Company changed its policy so that it self insures the first $75,000 of coverage (per incident).

        The Company has no federal income tax audits in process at December 31, 1994. The Company and its subsidiaries are presently involved in various state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

        In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy (see Item 2, Results of Operations), the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits occurring prior to the restructuring. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements at December 31, 1994, represent 52.3% of the total liability as of that date.

              EMPIRE GAS OPERATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (Unaudited)

(3) In June 1994 the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter.

        The Company entered into a new revolving credit facility with a lender. All of the Company's receivables and inventories are pledged under the credit facility agreement, which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

        The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the Company can borrow an additional $3 million during the period August 1, 1994, to January 31, 1995, and $1.5 million during the period August 1, 1995 to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $5.3 million at December 31, 1994, after considering $1.7 million of outstanding letters of credit.

(4)     Additional Cash Flow Information (In Thousands)

        Additional Cash Payment Information          1994       1993
        ___________________________________          ____       ____
          Interest Paid                           $   770     $1,352
          Income Taxes Paid (net of refunds)      $(2,186)    $  249

        Noncash Investing and Financing Activities
        __________________________________________
           Mortgage obligations incurred on the   $ 1,783         --
            acquisition of retail service centers

(5)     Underground Storage Facility

        The Company owns salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the state of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them. The due date of the plan was initially January 1, 1994. The state has extended the due date until December 1, 1995.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Condition and Liquidity
_________________________________

The following table is presented as a measure of the Company's liquidity and financial condition.

                             DECEMBER 31              JUNE 30
                             ___________              _______
                          1994        1993        1994       1993
                          ____        ____        ____       ____

                               (In thousands except ratio)

Total long-term debt
   (including current
        maturities)      $117,266    $ 81,855    $105,241  $ 79,249
Working Capital          $    642    $  8,240    $  5,942     4,897
Current Ratio               1.03        1.39        1.53      1.36

During the six months ended December 31, 1994, the Company's working capital decreased by approximately $5.3 million due to the reclassification of this amount of debt to current maturities as a result of reductions to the Company's credit line to be required upon expected reductions in the borrowing base for the credit line.

The increase in long-term debt of approximately $12.0 million from June 30, 1994 to December 31, 1994, was attributable to $7.3 million for purchases of property and equipment (net of the cash received from the sales of property and equipment) which consisted of $1.4 million to purchase four new retail service centers, $3.4 million for transportation equipment, and $2.5 million for normal replacement and new start up retail service centers, $1.8 million of new mortgages acquired in connection with the acquisition of the four new retail service centers and $2.0 million of amortization of original issue discount partially offset by the repayment of approximately $100,000 of other long term debt. In addition the Company financed its approximate $1.0 million loss before income taxes (after adjustment for noncash expenses) with borrowings on its revolving credit facility.

During the six months ended December 31, 1993, the Company's working capital increased by approximately $3.3 million. The increase was due primarily to $4.4 million of income before income taxes (after adjustments for noncash expenses) and the reclassification of $600,000 in deferred income taxes to future income tax benefits (this reclassification relates to the change in accounting principle). These increases were offset by a net usage of $1.5 million in working capital to purchase property and equipment and the reclassification of $200,000 to current expenses from accrued self insurance liability.

Subsequent to the end of the quarter, and pursuant to the terms of the Indenture for the 12 7/8% notes due July 15, 2004, the Company made an interest payment of approximately $4.5 million on January 15. Funds generated from operations during the period plus cash available at the beginning of the period were sufficient to cover this payment.

RESULTS OF OPERATIONS
_____________________

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter and net income for the second quarter. Due to the warm weather this year and the reduction in size of the Company noted below, the second quarter of this fiscal year resulted in a loss. Operating revenues are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

On June 30, 1994, the Company implemented a change in ownership and management by repurchasing shares of Company common stock from its former principal shareholder and certain other departing officers in exchange for all of the shares of a subsidiary (Empire Energy Corporation) that owned 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities (see note 2 to Financial Statements). At the same time, the Company acquired six retail service centers in North Carolina. The analysis below compares the actual current year information for operating revenue and gross profit to pro forma historical for the same period of the previous year. General and administrative expenses for the current year are compared to historical data as it relates to operating revenues as these items generally are more closely related to revenues.

The following table sets forth, for the three months and six months ending December 31, 1994 and 1993, selected aggregate operating data for the retail service centers of the Company that were retained after the disposition of Empire Energy and for the retail service centers the Company acquired in North Carolina. The periods ending December 31, 1993 do not reflect operating data for the four new retail service centers acquired in 1994.

                3 Months Ended December 31   6 Months Ended December 31
                __________________________   ___________________________
                       1994        1993             1994       1993
                       ____        ____             ____       ____
                         (Unaudited)                  (Unaudited)

                             (In thousands except per gallon amounts)

Operating revenue      $23,398    $25,191         $35,431    $37,364
Gross margin            11,787     13,519          18,204     19,565
Retail gallons sold     26,833     27,402          41,838     41,309
Weighted average gross
  profit per gallon    $.369      $.436           $.369      $.409

During the first six months of fiscal 1995, the Company completed the acquisitions of four retail service centers. The service centers acquired prior to December 31,1994, were purchased for $1.4 million in cash and $1.8 million in new mortgages. The service centers acquired are located in Arkansas, Missouri, South Carolina, and Wyoming. The aggregate historical gallons, for the most recent year, of the four service centers acquired were approximately 3.3 million gallons.

Operating revenues for the six months ended December 31, 1994 decreased by $1.9 million as compared to the same pro forma period of the prior year, due to an approximately $.06 per gallon decrease in the average net sales price partially offset by an approximate 1.2% (500,000 gallons) increase in gallons sold.

The gross profit for the six months decreased by $1.3 million as compared to the same pro forma period of the prior year, due to an approximate net margin decrease of $.04 per gallon as the average cost of propane decreased approximately $.02 per gallon partially offset by an approximate 1.2% increase in gallons sold.

Operating revenues for the second quarter of fiscal year 1995 decreased by $1.8 million as compared to the same pro forma period of the prior year, due to an approximately 2.0% (600,000 gallons) decrease in gallons sold combined with an approximately $.06 per gallon decrease in the average net sales price.

The gross profit for the second quarter decreased by $1.7 million as compared to the same pro forma period of the prior year due to an approximately 2.0% decrease in gallons sold combined with an approximate net margin decrease of $.07 per gallon as the average cost of propane remained comparable.

General and administrative expenses for the six months ended December 31, 1994, increased to 39.3% of operating revenues from 32.8% of operating revenues for the six months ended December 31, 1993. The increase was mainly due to an increase of 2.6% in salaries and commissions, 1.1% in payroll taxes and employee benefits, .9% in professional fees, .7% in both taxes and licenses and rent and maintenance of buildings and .5% in travel and entertainment. The increase in salaries and commissions was due to several factors including 1) increased pay rates for existing retail personnel, 2) an increase in home office salaries as a percentage of sales due to pay rate increases as well as the employment of additional home office operational and administrative staff, 3) an increase in accrued vacation, and 4) an increase in the salaries of the six retail service centers acquired in June 1994 as a percentage of the subsidiaries' sales when compared to the existing retail subsidiaries. This increase was offset by a decrease in salaries as a percentage of sales resulting from the elimination of certain home office employees who are presently employed by Empire Energy. The increase in payroll taxes and employee benefits was due to the increase in taxes related to the increased payroll and an increase in health insurance expenses. The increase in professional fees is due to fees related to the formation of a 401k plan and fees related to a state income tax audit. The increase in taxes and licenses relates primarily to property taxes paid for the six retail service centers acquired in June 1994. The increase in rent and maintenance of buildings is primarily due to increased tank painting, building maintenance in converting certain rental facilities to a new identity and an increase in the rental of facilities primarily related to the six retail service centers acquired in June 1994. The increase in travel and entertainment is related to the company-wide effort to meet with all employees to explain the change of ownership and increased travel related to the newly acquired retail service centers.

General and administrative expenses for the second quarter ended December 31, 1994, increased to 32.3% of the quarters operating revenue from 26.7% of operating revenues for the quarter ended December 31, 1993. The increase was mainly due to an increase of 2.0% in salaries and commissions, 1.1% in professional fees, .9% in both payroll taxes and employee benefits and taxes and licenses, .7% in rent and maintenance of buildings and .4% in travel and entertainment. The reasons for these increases have been detailed above.

Interest expense increased approximately $900,000 for the six months ended December 31, 1994, and $400,000 for the second quarter of fiscal year 1995 as compared to the same periods of the prior year, due to approximately $45 million face value additional long-term debt outstanding as compared to the same period of the prior year partially offset by an overall lower rate of interest, principally the new senior secured notes issued in June 1994, as compared to the higher rates of debt repaid with this new debt offering.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.

Item 2, 3, 4 and 5.

No information is reportable under these sections.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit
          No.                    Description

         (27)                    Financial Data Schedule


(b)  Reports on Form 8-K

          None

Reviewed by Independent Certified Public Accountants

The December 31, 1994 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.



                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  EMPIRE GAS CORPORATION
                                                  Registrant




                                                  /s/Willis D. Green
                                                  _________________________
                                                  WILLIS D. GREEN
                                                  VICE PRESIDENT/CONTROLLER




DATE:  February 14, 1995

Independent Accountants' Report



Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


        We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES (formerly Empire Gas Acquisition Corporation) as of December 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1994 and 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Springfield, Missouri
February 3, 1995