Form 10-Q
period 1995-03-31
EMPIRE GAS CORP/NEW
filed 1995-05-12
CIK 922404

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995
                  Commission File Number 1-6537-3


                          EMPIRE GAS CORPORATION
       (Exact Name of Registrant as Specified in its Charter)



     MISSOURI                                  43-1494323
_____________________                      _______________
(State or other jurisdiction of              (IRS Employer
Incorporation or Organization)               Identification No.)




P.O. Box 303, 1700 S. Jefferson Street, Lebanon, Missouri  65536
________________________________________________________________
      Address of Principal Executive Offices and Zip Code)


                               (417) 532-3101
                    _____________________________________
            (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes _X_    No ___


Number of Shares outstanding common stock (one class only) as of April 30, 1995, was 1,579,225.

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

             EMPIRE GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in Thousands, Except Per Share Amounts)


                                  March 31,
                                    1995            June 30,
                                 (Unaudited)         1994
                                ____________      __________

         ASSETS
Current Assets
   Cash                          $   1,278         $   2,927
   Trade receivables - Net           8,820             5,454
   Inventories                       6,201             5,179
   Prepaid Expense                   1,168               619
   Refundable Income Tax              --               2,254
   Deferred Income Taxes               897               631
                                 _________         _________
     Total Current Assets           18,364            17,064
                                 _________         _________
Property, Plant and Equipment      101,717            93,120
   Less Accumulated Depreciation    28,310            25,847
                                 _________         _________
     Fixed Assets -- Net            73,407            67,273
                                 _________         _________
Other Assets
   Debt Acquisition Costs - Net      4,965             5,406
   Excess of Cost Over Fair Value
     Assets Acquired - Net          13,396            14,027
Other                                1,670               874
                                 _________         _________
   Total Other Assets               20,031            20,307
                                 _________         _________
   Total Assets                  $ 111,802         $ 104,644
                                 _________         _________

             EMPIRE GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in Thousands, Except Per Share Amounts)


                                           March 31,
                                             1995            June 30,
                                          (Unaudited)         1994
                                          ___________       _________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
   Current Maturities of Long-Term Debt    $    4,018        $     292
   Accounts Payable and Accrued Expenses       10,593           10,830
                                            _________        _________
   Total Current Liabilities                   14,611           11,122
Long-Term Debt (Note 3)                       114,037          104,949
Deferred Income Taxes                          13,787           15,421
Accrued Self Insurance Liability (Note 2)       1,030            1,372
                                            _________        _________
     Total Liabilities                        143,465          132,864
                                            _________        _________
Stockholders' Equity (Deficit)
    Common; $.001 Par Value; Authorized
    20,000,000 Shares, Issued March
    31, 1995 and June 30, 1994 --
    14,291,020 Shares                              14               14
Common Stock Purchase Warrants                  1,227            1,227
Additional Paid-In Capital                     27,279           27,279
Retained Earnings                              27,792           31,235
                                           __________        _________
                                               56,312           59,755


Treasury Stock at Cost
   March 31, 1995 and June 30, 1994
    12,711,795 Shares                         (87,975)         (87,975)
                                           ___________       __________
Total Stockholders' Equity (Deficit)          (31,663)         (28,220)
                                           ___________       __________
   Total Liabilities and Stockholders'
     Equity (Deficit)                       $ 111,802        $ 104,644
                                           ___________       __________



See Notes to Condensed Consolidated Financial Statements

             EMPIRE GAS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994)
                           (UNAUDITED)
         (Dollars in Thousands, Except Per Share Amounts)

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                  MARCH 31                 MARCH 31
                            _____________________    ______________________

                              1995        1994         1995         1994
                              ____         ____        ____         ____

Operating Revenue           $ 28,132     $ 46,121    $  63,563    $ 110,107
  Cost of Product Sold        13,493       20,117       30,720       50,770
                            ________     ________    _________    _________
  Gross Profit                14,639       26,004       32,843       59,337
                            ________     ________    _________    _________

Operating Costs and Expenses
  General & Administrative     7,644      12,108       21,559        33,109
  Depreciation & Amortization  1,965       2,097        4,743         6,311
                            ________     ________    _________    _________
                               9,609      14,205       26,302        39,420
                            ________     ________    _________    _________
Operating Income               5,030      11,799        6,541        19,917
                            ________     ________    _________    _________


Other Expense
  Interest Expense, Net       (2,676)     (2,082)      (7,960)       (6,446)
  Amortization of Debt
    Discount & Expense        (1,254)       (509)      (3,624)       (1,501)
  Restructuring Proposal
    Costs                                   (276)                      (674)
                            _________    _________   __________   __________
                              (3,930)     (2,867)     (11,584)       (8,621)
                            _________    _________   __________   __________


Income (Loss) Before
  Income Taxes                 1,100       8,932       (5,043)       11,926

Provision (Credit) for           500       3,700       (1,600)        4,700
  Income Taxes              _________    ________    __________   _________
Net Income (Loss)           $    600     $ 5,232     $ (3,443)    $   6,596
                            _________    ________    __________   _________


Income (Loss) Per
  Common Share              $    .34     $  0.49     $  (2.18)    $    0.61
                            __________    _______    ___________  __________



See Notes to Condensed Consolidated Financial Statements.

              EMPIRE GAS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED MARCH 31, 1995 AND 1994)
                           (UNAUDITED)
                         (In Thousands)

                                              1995           1994
                                              ____           ____
Cash Flows From Operating Activities
  Net Income (Loss)                      $  (3,443)       $  6,596
  Items not requiring (providing) cash
    Depreciation                             3,866           5,746
    Amortization                             4,502           2,066
    (Gain) Loss on sale of assets             (320)              3
    Deferred income taxes                   (1,900)         (1,485)
  Changes In:
    Trade receivables                       (3,214)         (6,873)
    Inventories                               (928)            378
    Prepaid expense & other                 (1,150)           (224)
    Accounts payable & accrued expenses      1,650           6,106
                                         __________       _________
    Net cash provided by (used in)            (937)         12,313
      operating activities               __________       _________

Cash Flows From Investing Activities
  Purchase of property & equipment          (8,363)         (4,721)
  Acquisitions of retail service
   centers                                  (1,431)             --
  Proceeds from sale of property &
   equipment                                   859             153
                                         __________       _________
    Net cash used in investing activities   (8,935)         (4,568)
                                         __________       _________

Cash Flows From Financing Activities
  Increase in working capital financing      8,400          (3,800)
  Principal payments on other long-term
   debt                                       (177)           (162)
  Principal payments on term credit
   facilities                                   --          (1,950)
  Repurchase of debentures for sinking
   fund repayment                               --          (2,012)
                                            _______         _______
     Net cash provided by (used in)
      financing activities                   8,223          (7,924)
                                         __________       _________

DECREASES IN CASH                           (1,649)           (179)

CASH, BEGINNING OF PERIOD                    2,927             352
                                         __________       _________

CASH, END OF PERIOD                      $   1,278        $    173
                                         __________       _________


See Notes to Condensed Consolidated Financial Statements.

               EMPIRE GAS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                            (UNAUDITED)

(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of March 31, 1995, and the condensed consolidated results of its operations and cash flow for the periods ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1994 Annual Report on Form 1O-K.

     The results of operations for the three month and nine month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1994 Annual Report on Form 10-K.

     Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident) for general liability and $250,000 per incident for vehicle liability. The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. Effective July 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools. Prior to July, 1994, the Company self-insured the first $500,000 of coverage for workers' compensation.

     For the policy periods July 1, 1989 through December 30, 1989, December 31, 1989 through June 30, 1991, July 1, 1992 through June 30, 1993, and July 1, 1993 through June 30, 1994, the Company has provided for comprehensive general liability losses up to the policies' $1 million loss limit. Additional losses, if any, are insured by the excess carrier and should not result in additional expense to the Company. As of March 31, 1995, the Company has not exceeded the $1 million loss limit for the comprehensive general liability policy period July 1, 1991 through June 30, 1992 or for the nine month period July 1, 1994 to March 31, 1995.

               EMPIRE GAS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (UNAUDITED)

     The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Interim accruals for the cost of self insurance are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 3.0 cents per gallon sold.

     The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. Effective January 1995, the Company changed its policy so that it limits its self insured liability to $75,000 of coverage (per incident).

     The Company has no federal income tax audits in process at March 31, 1995. The Company and its subsidiaries are presently involved in various state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     In conjunction with the restructuring transaction (see Item 2 - Results of operations) that occurred in June 1994 between the Company and Empire Energy, the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements at March 31, 1995, represent 52.3% of the total liability as of that date.

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

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the Company can borrow an additional $1.5 million during the period August 1, 1995 to January 31, 1996 (overadvance option). The facility bears interests at either 1%

               EMPIRE GAS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (UNAUDITED)

     over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available borrowings under the revolving credit line amounted to $1.7 million at March 31, 1995, after considering $400,000 outstanding letters of credit. $3.5 million of the outstanding balance on the revolving credit line is included in current maturities of long-term debt because of reductions to be required based upon expected decreases in the borrowing base for the credit line.

(4)  Additional Cash Flow Information (In Thousands)

     Addition Cash Payment Information                    1995    1994
     _________________________________                    ____    ____

       Interest Paid                                   $  6,415  $ 6,043
       Income Taxes Paid (net of refunds)              $ (2,210) $ 2,529

     Noncash Investing and Financing Activities
     __________________________________________

        Mortgage obligations incurred on the           $  1,433      --
          acquisition of retail service centers

(5)  Underground Storage Facility

     The Company owns salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the state of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them. The due date of the plan was initially January 1, 1994. The state has granted a final extension to September 1, 1995, to determine whether to re-open or permanently close the facility. After the decision is made, the Company must submit its plan to the State of Kansas by December 1, 1995, and shall implement such plan within 30 days of approval by the State of Kansas. The Company expects to include effects of the submitted plan, if any, in its June 30, 1995, financial statements.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Financial Condition and Liquidity
_________________________________

The following table is presented as a measure of Company's liquidity and financial condition.

                                 March 31                 June 30
                                 ________                 ________
                            1995         1994        1994          1993
                            ____         ____        ____          ____

                                  (In thousands except ratios)
Total long-term debt
  (including current
  maturities)              $118,055    $ 72,831    $ 105,241     $ 79,249
Working Capital            $  3,753    $  4,670    $   5,942        4,897
Current Ratio                 1.26        1.23         1.53         1.36

During the nine months ended March 31, 1995, the Company's working capital decreased by approximately $2.2 million due primarily to the reclassification of $3.5 million of debt to current maturities as a result of reductions to the Company's Credit line to be required upon expected reductions in the borrowing base for the credit line. Additionally, working capital decreased due to the reclassification of approximately $400,000 self-insurance reserve liability to current and approximately $300,000 increase in current maturities of mortgages. These decreases were offset by the Company's approximate $3.0 million of income before income taxes (after adjustment for noncash expenses). Of this $3.0 million of income, approximately $1.0 million was used to fund purchases of property and equipment and other assets.

The increase in long-term debt of approximately $12.8 million from June 30, 1994 to March 31, 1995, was attributable to $8.9 million for purchases of property and equipment (net of the cash received from the sales of property and equipment) which consisted of $1.4 million for four new retail centers, $3.9 million for transportation equipment, and $3.6 million for normal replacement and new start up retail service centers, $1.4 million of new mortgages acquired in connection with the acquisition of the four new retail service centers and $3.2 million of amortization of original issue discount partially offset by the repayment of approximately $200,000 of other long term debt and the use of approximately $500,000 of funds from operations to fund purchases of property and equipment.

Pursuant to the 12 7/8% Senior Secured Notes Due 2004 indenture, the Company is required to make a $4.5 million interest payment on July 15, 1995. Historically, operating cash flows improve during the fourth quarter as accounts receivable from winter sales are collected. To supplement operating cash flows sufficiently to meet the interest payment requirement, the Company intends to sell several marginally profitable retail service centers and properties, expand its customer advance purchase program for future retail propane deliveries and schedule its payments for equipment purchases in the fall of 1995.

During the nine months ended March 31, 1994, the Company's working capital decreased by approximately $200,000. The decrease was due to the reclassification of $1.0 million of long term debt to current maturities related to increased sinking fund requirements, the reclassification of $1.1 million of deferred income taxes to current income taxes payable, the net usage of $4.6 million of working capital to purchase property and equipment, the usage of $7.9 million of working capital to reduce the revolving credit facility and long-term debt. These decreases were offset by $14.4 million of net income (after adjustment for non-cash expenses).

RESULTS OF OPERATIONS

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss in the first quarter and net income for the second and third quarters. Due to the warm winter weather this year the Company realized a loss in the second quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal years operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

On June 30, 1994, the Company implemented a change in ownership and management by repurchasing shares of Company common stock from its former principal shareholder and certain other departing officers in exchange for all of the shares of a subsidiary (Empire Energy Corporation) that owned 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities. At the same time, the Company acquired six retail service centers in North Carolina. The analysis below compares the actual current year information for operating revenue and gross profit to pro forma historical data for the same period of the previous year. General and administrative expenses for the current year are compared to historical data as it relates to operating revenues as these items generally are more closely related to revenues.

The following table sets forth, for the three months and nine months, ending March 31, 1995 and 1994, selected aggregate operating data for the retail service centers of the Company that were retained after the disposition of Empire Energy and for the retail service centers the Company acquired in North Carolina. The periods ending March 31, 1994 do not reflect operating data for the four new retail service centers acquired in 1994.

                       3 Months Ended March 31       9 Months Ended March 31
                       _______________________       _______________________

                           1995        1994               1995        1994
                           ____        ____               ____        ____
                              (Unaudited)                    (Unaudited)

                                 (In thousands except per gallon amounts)

Operating revenue        $28,132      $27,632             $63,563   $64,996
Gross margin              14,639       15,366              32,843    34,931
Retail gallons sold       31,430       30,712              72,299    72,021
Weighted average gross
  profit per gallon      $.408        $.456               $.381     $.429

During the first nine months of fiscal 1995, the Company completed the acquisitions of four retail service centers. The service centers acquired prior to March 31,1995, were purchased for $1.4 million in cash and $1.4 million in new mortgages. The service centers acquired are located in Arkansas, Missouri, South Carolina, and Wyoming. The aggregate historical gallons, for the most recent year, of the four service centers acquired was approximately 3.3 million gallons.

Operating revenues for the nine months ended March 31, 1995, decreased by $1.4 million as compared to the same pro forma period of the prior year, due to an approximately $.06 per gallon decrease in the average net sales price which resulted from decreased demand due to the warm winter weather. This decrease is partially offset by an approximate .4% (300,000 gallons) increase in gallons sold which is due to the addition of retail service centers through acquisitions and new startups partially offset by decreased demand described earlier.

The gross profit for the nine months decreased by $2.1 million as compared to the same pro forma period of the prior year resulting from decreased demand due to warmer winter weather. The net margin decreased $.05 per gallon due to the decrease in the average net sales price described above and Empire's more aggressive marketing program contributed to the margin decline. These factors were partially offset by a decrease in the average cost of propane of approximately $.01 per gallon. This decrease was partially offset by the approximate .4% increase in gallons sold.

Operating revenues for the third quarter of fiscal year 1995 increased by $500,000 as compared to the same pro forma period of the prior year, due to an approximate 2.3% (700,000 gallons) increase in gallons sold partially offset by an approximate $.045 per gallon decrease in the average net sales price. The reasons for the changes in gallons and average net sales price have been discussed above.

The gross profit for the third quarter decreased by $700,000 as compared to the same pro forma period of the prior year due to the decrease in the average net sales price discussed above combined with an increase in the average cost of propane of approximately $.015 per gallon. This decrease was partially offset by the approximate 2.3% increase in gallons sold. The reasons for the changes in gross profit and gallons have been discussed above.

General and administrative expenses for the nine months ended March 31, 1995, increased to 33.9% of operating revenues from 30.1% of operating revenues for the nine months ended March 31, 1994. The increase in general and administrative expenses is due to the decrease in operating revenues as a result of warmer winter weather and to an actual increase in expenses in relation to the company's post transaction size. The increase was due to an increase of 1.8% in salaries and commissions, .7% in professional fees, 5% in rent and maintenance of buildings and equipment, and .4% in both taxes and licenses and the provision for doubtful accounts.

The increase in salaries and commissions was due to several factors including 1) increased retail salary expense due primarily to additional employees as a result of acquisitions and startups and increased commissions as a result of increased emphasis on new customers and tank sets and 2) increased home office salary expense as a result primarily of additional operational employees due to acquisitions and additional marketing employees as a result of the company's emphasis on enhanced sales efforts. Also affecting the comparison is an increase in the salary costs related to services rendered by Empire Service Corporation, a subsidiary of Empire Energy Corporation which provides home office support services. The increase in professional fees is due to fees related to the formation of a 401k plan, fees related to a state income tax audit, and fees for a supply purchase consulting agreement. The increase in rent and maintenance of buildings is primarily due to increased tank painting, building maintenance in converting certain rental facilities to a new identity in connection with the restructuring and an increase in the rental of facilities primary related to the six retail service centers acquired in June 1994. The increase in taxes and licenses relates primarily to property taxes paid for the six retail service centers acquired in June 1994. The increase in the provision for bad debts is due to the Company accruing its provision on a more level method than in prior years.

General and administrative expenses for the third quarter ended March 31, 1995, increased to 27.2% of the quarter's operating revenue from 26.3% of operating revenues for the quarter ended March 31, 1994. The increase was mainly due to an increase of 1.1% in the provision for bad debts, .8% in salaries and commissions, .7% in office expenses, and .4% in professional fees. These increases were offset by decreases of 1.5% in payroll taxes and employee benefits, and .6% in vehicle fuel and maintenance. The reasons for the changes in provision for bad debts, salaries and commissions, and professional fees have been discussed above.

The increase in office expenses is primarily due to additional spending required for the change of identity for several of the retail sites and additional mailings to customers during this quarter. The decrease in payroll taxes and employee benefits is primarily due to decreased health insurance coverage costs, slightly offset by higher payroll taxes as a result of higher salary costs. The decrease in vehicle fuel and maintenance is due primarily to reduced repairs on vehicles resulting from a large number of trucks replaced with new vehicles purchased in fiscal year 1995.

Interest expense increased approximately $1.5 million for the nine months ended March 31, 1995, and $600,000 for the third quarter of fiscal year 1995 as compared to the same periods of the prior year, due to approximately $45 million face value additional long-term debt outstanding as compared to the same period of the prior year partially offset by an overall lower rate of interest, principally the new senior secured notes issued in June 1994, as compared to the higher rates of debt repaid with this new debt offering.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated
Financial Statements

Item 2, 3, 4 and 5.

No information is reportable under these sections.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     ________


     Exhibit
       No.               Description
     _______             ___________

      (27)               Financial Data Schedule

(b)  Reports on Form 8-K
     ___________________

     None

Reviewed by Independent Certified Public Accountants

The March 31, 1995 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                                  SIGNATURE
                                  _________



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EMPIRE GAS CORPORATION
                                            Registrant




                                            /s/Willis D. Green
                                            ________________________
                                            WILLIS D. GREEN
                                            VICE PRESIDENT



DATE:  May 12, 1995

                       Independent Accountants' Report
                       _______________________________



Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


      We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES (formerly Empire Gas Acquisition Corporation) as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Springfield, Missouri
April 25, 1995