Form 10-Q/A
period 1995-03-31
EMPIRE GAS CORP/NEW
filed 1995-05-16
CIK 922404

FORM 10-Q\A

                               AMENDMENT NO. 1
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995
                       Commission File Number 1-6537-3


                           EMPIRE GAS CORPORATION
           (Exact Name of Registrant as Specified in its Charter)



            MISSOURI                                  43-1494323
       _____________________                      ________________
     (State or other jurisdiction of              (IRS Employer
     Incorporation or Organization)               Identification No.)




      P.O. Box 303, 1700 S. Jefferson Street, Lebanon, Missouri  65536
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

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                  MARCH 31                 MARCH 31
                            _____________________    ______________________

                              1995        1994         1995         1994
                              ____         ____        ____         ____

Operating Revenue           $ 28,132     $ 46,121    $  63,563    $ 110,107
  Cost of Product Sold        13,493       20,117       30,720       50,770
                            _________    ________    _________    _________
  Gross Profit                14,639       26,004       32,843       59,337
                            _________    ________    _________    _________

Operating Costs and Expenses
  General & Administrative     7,644      12,108       21,559        33,109
  Depreciation & Amortization  1,965       2,097        4,743         6,311
                            ________     ________    _________    _________
                               9,609      14,205       26,302        39,420
                            ________     ________    _________    _________
Operating Income               5,030      11,799        6,541        19,917
                            ________     ________    _________    _________


Other Expense
  Interest Expense, Net       (2,676)     (2,082)      (7,960)       (6,446)
  Amortization of Debt
    Discount & Expense        (1,254)       (509)      (3,624)       (1,501)
  Restructuring Proposal
    Costs                                   (276)                      (674)
                            _________    _________   __________   __________
                              (3,930)     (2,867)     (11,584)       (8,621)
                            _________    _________   __________   __________


Income (Loss) Before
  Income Taxes                 1,100       8,932       (5,043)       11,296

Provision (Credit) for           500       3,700       (1,600)        4,700
  Income Taxes              _________    ________    __________   _________
Net Income (Loss)           $    600     $ 5,232     $ (3,443)    $   6,596
                            _________    _______     __________   _________


Income (Loss) Per
  Common Share              $    .34     $  0.49     $  (2.18)    $    0.61
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

(4)  Additional Cash Flow Information (In Thousands)

     Additional Cash Payment Information                  1995    1994
     ___________________________________                  ____    ____

       Interest Paid                                   $  6,415  $ 6,043
       Income Taxes Paid (net of refunds)              $ (2,210) $ 2,529

     Noncash Investing and Financing Activities
     __________________________________________

        Mortgage obligations incurred on the           $  1,433      --
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

Financial Condition and Liquidity
_______________________________

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

Pursuant to the 12 7/8% Senior Secured Notes Due 2004 indenture, the Company is required to make a $4.5 million interest payment on July 15, 1995. Historically, operating cash flows improve during the fourth quarter as accounts receivable from winter sales are collected. The Company intends to meet the interest payment requirement and funding for its acquisition program through operating cash flows, the proceeds of previously planned sales of marginally profitable retail service centers and properties pursuant to its long-range business plan, expanding its customer advance purchase program for future retail propane deliveries and scheduling its payments for equipment purchases in the fall of 1995.

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

RESULTS OF OPERATIONS
_____________________

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss in the first quarter and net income for the second and third quarters. Due to the warm winter weather this year the Company realized a loss in the second quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

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

Operating revenues for the nine months ended March 31, 1995, decreased by $1.4 million as compared to the same pro forma period of the prior year, due to an approximately $.06 per gallon decrease in the average net sales price which was created by competitive pressures resulting from decreased demand due to the warm weather. This decrease is partially offset by an approximate .4% (300,000 gallons) increase in gallons sold which is due to the addition of retail service centers through acquisitions and new startups partially offset by decreased demand described earlier.

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



DATE:  May 16, 1995

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