Form 10-K
period 1995-06-30
EMPIRE GAS CORP/NEW
filed 1995-09-29
CIK 922404

United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended June 30, 1995
                        Commission file Number 1-6537

                           EMPIRE GAS CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

          Missouri                                         43-1494323
____________________________                         _______________________

(State or other jurisdiction of Incorporation              (IRS Employer
                or Organization)                         Identification No.)

P.O.  Box 303
1700 South Jefferson Street, Lebanon, Missouri                  65536

________________________________________________     ______________________
    (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:        (417) 532-3103

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
     Title of Each Class                              on which Registered
_____________________________                         ______________________
9% Subordinated Debentures due 2007                   Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 15, 1995 is: $116,480

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 15, 1995: 1,579,225.

Upon request, Empire Gas Corporation will furnish a copy of any exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 1700 South Jefferson, Lebanon, Missouri 65536; Telephone (417) 532-3103.

       2 of 55
                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

Introduction

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

                On June 30, 1994, the Company engaged in a series of transactions (the "Transaction") including the transfer of all of the shares of common stock of Empire Energy Corporation ("Energy") to the Company's former chairman, Robert W. Plaster, and certain departing directors, officers and employees. Energy held the common stock of 136 subsidiaries of the Company that carried on the business of the Company in ten states, primarily in the Southeast. As part of the Transaction, the Company also acquired the assets of PSNC Propane Corporation ("PSNC"). Except where noted otherwise, all financial information in this report and the financial statements included with this report include the results of operations of Energy through June 30, 1994 and exclude the results of operations of PSNC, but balance sheet data for June 30, 1994 and all financial information from periods beginning thereafter exclude the assets of Energy and include the assets of PSNC.

                On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired for $10,000 10% of the common stock of SYN, Inc., the acquisition entity, and has an option to acquire an additional 20% of the common stock of SYN, Inc. for $20,000. The Company has entered into a Management Agreement pursuant to which the Company manages the joint entity. Under the terms of the Management Agreement, the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and $3.25 million annual overhead cost reimbursement, both paid on a monthly basis. Unless specifically referenced, all information contained herein excludes information pertaining to the Synergy operations.

Propane Operations

                The Company is engaged in the business of the retail distribution of propane and has been in operation since 1963. In addition, the Company sells related gas-burning appliances and equipment and rents customer storage tanks. The Company's operations consist of 156 retail service centers with 18 additional bulk storage facilities. Since August
15, 1995 the Company has operated an additional 107 service centers pursuant to the Management Agreement relating to SYN, Inc. During the fiscal year ended June 30, 1995, the Company sold approximately 86.7 million gallons of propane to approximately 112,000 customers in 21 states, which (based on retail gallons sold) makes it one of the 11 largest retail distributors of propane in the United States. The Company's operations are geographically

       3 of 55

diversified with retail service centers located in the west, the southwest, Colorado, the upper midwest, the Mississippi Valley and the southeast. This diversification reduces the potential impact of fluctuations of weather in a particular region.

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

                Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 66.0% of the Company's aggregate propane sales revenue and 70.7% of its aggregate gross margin from propane sales in fiscal year 1995. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1995 propane sales revenue, the customer base consisted of 23.9% commercial and 10.1% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.1% of revenue from sales.

                Sources of Supply. Propane is derived from the refining of crude oil or is extracted in the processing of natural gas. The Company obtains its supply of propane primarily from oil refineries and natural gas plants located in the south, west and midwest. Most of the Company's propane inventory is purchased under supply contracts with major oil companies which typically have a one-year term, at the suppliers' daily posted prices or a negotiated discount. During fiscal 1995, contract suppliers sold nearly 73% of the propane purchased by the Company, and the two largest suppliers sold 17.6% and 12%, respectively, of the total volume purchased by Empire Gas. The Company has established relationships with a number of suppliers over the past few years and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing propane from its two largest suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

                Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company has retail service centers with an aggregate storage capacity of approximately 9.0 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company


       4 of 55

operates 13 over-the-road tractors and 18 transport trailers to deliver propane to its retail service centers and also relies on common carriers to deliver propane to its retail service centers. The Company also owns an underground storage facility with a capacity of approximately 1 million barrels. This facility is not currently being used and cannot be used until a new disposal well is constructed, and the system is tested and brought up to industry standards. The Company can meet its storage needs from existing capacity and third-party sources, but is considering making the necessary modifications to provide storage that it may use for its own purposes or lease or sell to third parties. The Company is exploring the possibility of making modifications to its underground storage facility, and has obtained from an engineering and construction company a study of the costs of rehabilitating and opening the facilities, which range from $500,000 to $3,000,000. If the rehabilitation work is not performed and the facilities cannot be sold, then the Company would be required to close the facilities at a cost which the Company believes will not exceed $500,000.

                Deliveries to customers are made by means of 400 bulk delivery tank trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

                Operations. The Company has organized its operations in a manner that the Company believes enables it to provide superior service to its customers and to achieve maximum operating efficiencies. The Company's retail propane distribution business is organized into eighteen regions, which include 107 service centers managed since August 1995 pursuant to the Management Agreement relating to SYN, Inc. Each region is supervised by a regional manager. The regions are grouped into four divisions, and the regional managers report to their respective divisional vice president or manager. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

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

                The corporate headquarters and the retail service centers are linked via a computer system. Each of the Company's primary retail service centers is equipped with a computer that is connected to a central
data processing department in the Company's corporate headquarters.   Empire
Service Corporation ("Service Corp."), a wholly owned subsidiary of Energy, provides data processing and management information services to the Company pursuant to a services agreement. See "Introduction," above. This computer network system provides retail company personnel with accurate and timely information on pricing, inventory, and customer accounts. In addition, this system enables management to monitor pricing, sales, delivery, and the


       5 of 55

general operations of its numerous retail service centers and to plan accordingly to improve the operations of the Company as a whole.

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

                The Company believes the highly fragmented retail propane market presents substantial opportunities for growth through acquisitions. The Company's ability to compete through acquisitions will be limited in certain geographic areas as a result of a non-competition agreement signed in connection with the Transaction, and amended in April 1995. Subject to


       6 of 55

an exception for multi-state acquisitions, the non-competition agreement as amended restricts the Company from making acquisitions in certain territories in two states (southeastern Missouri and northern Arkansas) and an area within a 50-mile radius of an Energy operation in any state east of the Mississippi River until June 30, 1997. Reciprocal restrictions apply to Energy under the agreement.

                Risks of Business. The Company's propane operations are subject to all the operating hazards and risks normally incident to handling, storing, and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire. The Company's current comprehensive general and automobile liability policy provides coverage for losses of up to $101.0 million with a $500,000 deductible per occurrence. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. During the year ended July 1994, workers compensation coverage had a $500,000 deductible per incident. Since July 1994 (and prior to July 1993) the Company has obtained workers' compensation coverage from carriers and state insurance pools. The deductibles on comprehensive general and automobile liability and for workers' compensation for the year ended July 1994 mean that the Company is effectively self-insured for liability up to these deductibles.

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

Employees

                As of September 15, 1995, the Company had approximately 600 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

       7 of 55

ITEM 3.  LEGAL PROCEEDINGS.

                The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Company held its annual shareholder meeting on June 26, 1995. The only matter presented for a vote was the re-election of Jim J. Shoemake as a director. Mr. Shoemake was re-elected with 1,579,225 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Douglas A. Brown, Kristin L. Lindsey, and Bruce M. Withers, Jr.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                As of September 15, 1995, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

                As of September 15, 1995, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock.

                No dividends on the Common Stock of the Company were paid during the Company's 1994 or 1995 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.

                The following table presents selected consolidated operating and balance sheet data of Empire Gas as of and for each of the years in the five-year period ended June 30, 1995. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1995 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report. Because the operating data for the period ending June 30, 1994 do not take into account the effects of the Transaction on the Company, the data for that period are not comparable to the data for the year ended June 30, 1995.

       8 of 55

                                                                  Year Ended June 30,
                                         ___________________________________________________________________________
                                         1991             1992             1993            1994             1995
                                         ____             ____             ____            ____             ____
                                             (in thousands except ratios and per share amounts)
Operating data:

     Operating revenue                   $121,758         $112,080         $128,401        $124,522         $74,640
     Gross profit <F1>                     61,787           61,107           68,199          66,632          39,028
     Operating expenses                    44,772           40,052           41,845          44,966          29,694
     Depreciation and amortization          9,552           10,062           10,351          10,150           6,166
     Operating income                       7,463           10,993           16,003          11,516           3,168
     Interest expense:
           Cash interest                   12,038           10,721            9,826           8,542          10,681
           Amortization of debt discount
                and expenses                  890            1,006            1,686           2,016           4,889
                Total interest expense     12,928           11,727           11,512          10,558          15,570
     Net income (loss) before extraordinary
                items <F2>                (4,557)          (1,474)            2,228         (1,190)         (8,726)
Other operating data:
                Capital expenditures        8,813            6,703            4,358          20,015          11,874
     Cash from sale of retail service
       centers and other assets               497            3,062            1,088             366           2,956
     EBITDA <F3>                           17,015           21,055           26,354          21,666           9,334
     Income (loss) per share before
                extraordinary items        $(.33)           $(.11)             $.16         $(0.08)         $(5.53)

/TABLE

       9 of 55

                                                                           As of June 30,
                                         ____________________________________________________________________________
                                         1991             1992             1993            1994             1995
                                         ____             ____             ____            ____             ____

Balance sheet data:
     Total assets                        $158,383         $151,471         $148,020        $104,644         $105,128
     Long-term debt (including current
                maturities)                84,289           78,958           79,249         105,612          115,647
     Stockholders' equity (deficit)        26,438           24,901           25,913        (28,220)         (36,946)

___________

<F1>    Represents operating revenue less the cost of products sold.

<F2>    Empire Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1995.

<F3>    EBITDA consists of earnings before depreciation, amortization, interest, income taxes, and other non-recurring expenses.
        EBITDA is presented here because it is a widely accepted financial indicator of a highly leveraged company's ability to service and/or incur indebtedness.  However, EBITDA should not be construed as an alternative either (i) to operating income (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).

       10 of 55

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The following discussion and analysis of the Company's results of operations, financial condition and liquidity should be read in conjunction with the historical consolidated financial statements of Empire Gas and the notes thereto included in this Report.

Results of Operations

General

                Empire Gas' primary source of revenue is retail propane sales, which accounted for approximately 89% of its revenue in fiscal year 1995. Other sources of revenue include sales of gas appliances and rental of customer tanks.

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

                The Company's expenses consist primarily of cost of products sold, general and administrative expenses and, to a much lesser extent, depreciation and amortization and interest expense. Purchases of propane inventory account for the vast majority of the cost of products sold. The Company's general and administrative expenses consist mainly of salaries and related employee benefits, vehicle expenses, and insurance. The Company's interest expense consists primarily of interest on its existing credit facility and the 12 7/8% Senior Secured Notes due 2004 (the "Senior Secured Notes"). Interest expense increased significantly between 1994 and 1995 as a result of issuance of the Senior Secured Notes at the end of June, 1994. Through 1999 a significant portion of the increase will be non-cash interest expense.

                Historical financial data for years ended prior to June 30, 1994 do not reflect either the transfer of Energy or the acquisition of the assets of PSNC in the Transaction and therefore historical data for those periods are not comparable to results for the periods subsequent to June 30, 1994. In general, these transactions have resulted in a net reduction in the number of gallons sold, and thus in results (including operating revenue, cost of products sold, gross profit, and provisions for doubtful accounts) that are related to the number of gallons sold. General and administrative expenses have also declined as a result of the elimination of salaries and related expenses of departing officers, the termination of certain agreements between the Company and its former principal shareholder or entities controlled by him, and the elimination of costs related to service centers that are no longer part of the Company.


       11 of 55

Fiscal Years Ended June 30, 1995 and June 30, 1994

                Operating revenue. Operating revenue decreased $49.9 million to $74.6 million in fiscal year 1995 as compared to $124.5 million in fiscal year 1994. The decrease was primarily due to the disposition of service centers in the Transaction, offset by increases due to the acquisition of service centers from PSNC in the Transaction. Operating revenue from service centers retained in the Transaction and acquired from PSNC was $74.8 million in fiscal year 1994. The decrease of $200,000, or
 .3%, in fiscal year 1995 was due to a $1.9 million decrease in gas sales offset by increases of $1.0 million in gas systems and appliances, $400,000 in miscellaneous income, and $300,000 in service labor. The decrease in gas sales was due to an approximately $.06 per gallon decrease in the average net sales price of propane created by competitive pressures resulting from decreased demand due to warm weather. The decrease was partially offset by a 3.9 million gallons volume increase due to the addition of retail service centers through five acquisitions and ten new startups during fiscal year 1995. The increase in miscellaneous income was due primarily to the gain on assets sold including six retail service centers. The increase in service labor is due to the increased installations from greater appliance sales and the increased service market created by the acquisitions discussed above.

                Cost of products sold. Cost of products sold decreased $22.3 million to $35.6 million in fiscal year 1995 as compared to $57.9 million in fiscal year 1994, primarily as a result of the Transaction. Cost of product sold from service centers retained in the Transaction and acquired from PSNC was $35.1 million in fiscal year 1994. The increase of $500,000, or 1.4%, is the result of the 3.9 million gallon volume increase, partially offset by a $.01 reduction in the cost of propane and an increase in gas systems and appliances cost due to the volume of sales.

                Gross profit. The Company's gross profit for the year decreased $27.6 million to $39.0 million in fiscal year 1995 as compared to $66.6 million in fiscal year 1994, primarily as a result of the Transaction. Gross profit from service centers retained in the Transaction and acquired from PSNC was $39.7 million in fiscal year 1994. The decrease of $700,000, or 1.8%, was caused by the .3% decrease in operating revenue and the 1.4% increase in cost of products sold. The Company's gross profit per gallon decreased from $.43 in 1994 for service centers retained in the Transaction and acquired from PSNC to $.38 in fiscal year 1995, as a result of the decrease in sales price of $.06 per gallon offset by the $.01 reduction in the cost of propane.

                General and administrative expense. General and administrative expenses decreased $15.4 million to $28.6 million in fiscal year 1995 from $43.9 million in fiscal year 1994, primarily as a result of savings resulting from the reduction of personnel in connection with the Transaction. As a percentage of total revenues, general and administrative expenses increased to 38.3% in fiscal year 1995 from 35.3% in fiscal year 1994. The increase is due primarily to increases as a percent of total revenues of 2.2% in salaries and commissions, .6% in professional fees, .3% in both rent and maintenance and taxes and licenses, and .4% in office expenses. These increases were partially offset by a decrease of .5% in vehicle fuel and maintenance and .4% in insurance and liability claims. Other smaller increases were incurred in miscellaneous expenses and travel and entertainment and advertising.


       12 of 55

                The increase in salaries and commissions was due to several factors including 1) increased retail salary expense due primarily to additional employees as a result of acquisitions and startups and increased commissions as a result of increased emphasis on new customers and tank sets and 2) increased home office salary expense as a result primarily of additional operational employees due to acquisitions and additional marketing employees as a result of the Company's emphasis on enhanced sales efforts. The increase in professional fees is due to fees related to the formation of a 401k plan, fees resulting from a state income tax audit, and fees for a supply purchase consulting agreement. The increase in rent and maintenance of buildings is primarily due to increased tank painting, building and maintenance in converting certain rental facilities to a new identity in connection with the restructuring and an increase in the rental of facilities primarily related to the six retail service centers acquired in June 1994. The increase in taxes and licenses relates primarily to property taxes paid for six retail service centers acquired in June 1994. The increase in office expenses is primarily due to additional spending required for the change of identity for several retail sites and additional mailings to customers. The decrease in insurance and liability claims is due to a reduction in liability claims expense as a result of reduced claims. The decrease in vehicle fuel and maintenance is due to the replacement of older vehicles occurring at the end of fiscal year 1994 and in early fiscal year 1995 resulting in lower maintenance expenses.

                Provision for doubtful accounts. The provision for doubtful accounts increased approximately $80,000 to a little over $1.1 million in fiscal year 1995 from a little under $1.1 million in 1994. The increase is due to the final determination of management regarding the aged balances of accounts after substantial collection efforts during fiscal year 1995 offset in part by a reduction in the level of accounts receivable as a result of the transfer of Energy.

                Depreciation and amortization. Depreciation and amortization costs decreased by $4.0 million to $6.2 million from $10.2 million primarily as a result of the reduction in assets as a result of the Transaction. Depreciation and amortization on assets retained in the Transaction or acquired from PSNC increased by $700,000, or 12.7%, from $5.5 million for the year ended June 30, 1994 due to amortization of noncompete agreements acquired with new service centers and depreciation of the related assets purchased in June 1994 and fiscal 1995.

                Interest expense. Interest expense increased by approximately $2.4 million, or 25.9%, to $10.7 million in fiscal year 1995 as compared to $8.5 million in 1994, due to the approximately $45 million face value of additional long-term debt outstanding as compared to the same period of the prior year, partially offset by an overall lower rate of interest, principally on the new senior secured notes issued in June 1994, as compared to the higher rates on debt repaid with the June 1994 offering.

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


       13 of 55

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

       14 of 55

ended June 30, 1994, was approximately 41.7% compared to 47.8% for the fiscal year ended June 30, 1993. The Company had a positive effective tax rate in 1994 despite its reported loss primarily because of the amortization of the excess of cost over fair value of assets sold and state income taxes imposed on operations that were profitable in individual states.

Liquidity and Capital Resources

                The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures and debt service obligations. Historically, the Company has met these requirements from cash flows generated by operations and from borrowings under its working capital facility.

                Cash flow provided from operating activities was $1.4 million in fiscal year 1995 as compared to $12.9 million in fiscal year 1994. This reduction in cash flow resulted from the $8.3 million decrease in operating income which was caused by the Transaction occurring at June 30, 1994 and the negative sales impact of warmer winter weather in fiscal 1995. In addition to the reduction in operating income, cash flow provided by operations was affected by the following factors: (i) inventories and accounts receivable decreased $700,000 in 1995 and (ii) accounts payable and accrued expenses increased by $5.0 million, primarily due to accrued interest on the senior secured notes, offset by (iii) a decrease in checks in process of collection of $1.7 million and (iv) an increase in refundable income taxes and prepaid expenses of $2.3 million. The working capital items noted above that increased cash flow by $1.7 million in 1995 contributed to an increase in cash flow of $3.8 million in 1994.

                Pursuant to the indenture for the 12 7/8% Senior Secured Notes, the Company was required to make a $4.5 million, semi-annual interest payment on July 15, 1995. (The July 15 payment was not required in 1994 because the Senior Secured Notes were not issued until shortly before that date.) The Company met this interest payment requirement and funding for its acquisition program through operating cash flows, the proceeds of previously planned sales of marginally profitable retail service centers and properties pursuant to its long-range business plan, expanding its customer advance purchase program for future retail propane deliveries and scheduling its payments for equipment purchases in the fall of 1995. After the interest payment was made the Company continued its long-range plan by divesting an additional five marginally profitable retail service centers for approximately $1.6 million.

                In August 1995, the Company acquired a minority interest in another propane retailer, SYN, Inc. As part of this acquisition, the Company contracted to provide administrative and related services to the retail operations of SYN, Inc. in exchange for an annual management fee payment of $500,000 and overhead cost reimbursement of $3.25 million.

                The Company's high degree of leverage makes it vulnerable to adverse changes in the weather and could limit its ability to respond to market conditions, to capitalize on business opportunities, and to meet its contractual and financial obligations. Fluctuations in interest rates will affect the Company's financial condition inasmuch as the Company's working capital facility bears interest at a floating rate. The Company believes that, based on current levels of operations and assuming winter weather that is not substantially warmer in the various regions in which it operates than
       15 of 55

the historical average of winter temperatures for those regions, it will be able to fund its debt service obligations from funds generated from operations including the additional funds from the SYN, Inc. Management Agreement discussed above, proceeds of potential sales of service centers and funds available under its working capital facility.

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

                The Company's capital expenditures in fiscal year 1995, were $11.9 million which decreased approximately $8.1 million from the preceding year. The decrease was due primarily to a decrease of $4.6 million, from $12.3 million in fiscal year 1994 to $7.7 million in fiscal year 1995, in acquisitions of retail service centers resulting from the 1994 purchases of PSNC Propane Corporation and an additional service center in Colorado compared to the 1995 purchases of four service centers and the addition of several new start-ups. The remaining decrease of $3.5 million is due primarily to the reduced size of the Company as a result of the Transaction and the large amount of new transportation equipment purchased in 1994. During fiscal year 1995, the Company raised $3.0 million from the planned sale of marginally profitable service centers, and raised an additional $4.5 million since June 30, 1995.

                The Company intends to fund its routine capital expenditures and the purchase of assets for new retail service centers with cash from operations, borrowings under its credit facility, or other bank financing. The Company intends to fund acquisitions with seller financing, to the extent feasible, and with cash from operations or bank financing. The Company is exploring the possibility of making modifications to its underground storage facility, and has obtained from an engineering and construction company a study of the costs of rehabilitating and opening the facilities, which range from $500,000 to $3,000,000. The Company is currently exploring options for financing these modifications, and there is no assurance that such financing will be available. If the rehabilitation work is not performed and the facilities cannot be sold, then the Company would be required to close the facilities at a cost which the Company believes will not exceed $500,000.

       16 of 55


                The Company's credit facility and the indenture for the Senior Secured Notes impose restrictions on the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict the ability of the Company to acquire financing for capital expenditures and other corporate activities. These restrictions permit additional indebtedness of $6 million for the current fiscal year for the purpose of financing acquisitions but allow additional indebtedness to be incurred by subsidiaries formed for the purpose of making acquisitions as long as the Company does not transfer over $3,000,000 (in the aggregate) of assets to such subsidiaries. The credit facility also contains tangible net worth, capital expenditures, interest coverage and debt restrictions. At June 30, 1995, the Company was not in compliance with the original capital expenditures and interest coverage ratio covenants. The bank has amended the covenants, and the company is now in compliance with the amended covenants.

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

       17 of 55


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The directors and executive officers of the Company are as follows:


Name                     Age       Position Held with the Company
____                     ___       ______________________________
                                      and Principal Occupation
                                      ________________________

Paul S. Lindsey, Jr.     50        Chairman of the Board, Chief Executive
                                   Officer, and President since June 1994;
                                   previously Vice Chairman of the Board
                                   (since February 1987) and Chief Operating
                                   Officer (since March 1988); term as
                                   director expires 1997

Douglas A. Brown         35        Director since July 1994; member Holding
                                   Capital Group, Inc. (since 1989); term as director expires 1997

Kristin L. Lindsey       47        Director/Vice President since June 1994;
                                   previously pursued charitable and other
                                   personal interests; term as director
                                   expires 1996

Bruce M. Withers, Jr.    68        Director since July 1994; Chairman and
                                   Chief Executive Officer of Trident NGL
                                   Holding, Inc. (since August 1991) and
                                   President of the Transmission and
                                   Processing Division of Mitchell Energy
                                   Corporation (1979 to 1991); term as
                                   director expires 1996

Jim J. Shoemake          57        Director since July 1994; partner of
                                   Guilfoil, Petzall & Shoemake (since
                                   1970); term as director expires 1998

Valeria Schall           41        Vice President since 1992; Corporate
                                   Secretary since 1985 and Assistant to the Chairman (Assistant to the Vice Chairman prior to June 1994) since 1987

Mark Castaneda           31        Vice President Finance and Administration
                                   since August 1995; previously Controller of Skelgas Propane since 1991 and an accountant at Deloitte & Touche since
                                   1986.

Willis D. Green          58        Controller since 1989

                After expiration of the initial terms of directors as set forth above, each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will
       18 of 55

serve at the discretion of the Board, except for Mr. Lindsey who is employed pursuant to an employment agreement that expires June 24, 1999 (subject to extension).

ITEM 11.  EXECUTIVE COMPENSATION.

                Executive Compensation

                The following table provides compensation information for each of the years ended June 30, 1995, 1994, and 1993 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were none) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none).

                                                    Summary Compensation Table

                                                          Annual Compensation
                                         ______________________________________________________
                                                                                                             All
                                                                                      Other                 Other
   Name and Principal Position   Fiscal                                               Annual            Compensation
   At End of Fiscal Year 1995     Year            Salary          Bonus            Compensation             <F1>
  ___________________________    ______           ______          _____            ____________             ____

Paul S. Lindsey, Jr.             1995             $350,000          -                   -                    -
 Chief Executive Officer,        1994              300,000        $5,000                -                    -
 Chairman of the Board,          1993              230,000         5,000                -                   $1,648
 and President

___________


<F1>            This amount includes the allocation of a portion of the forfeitures under the Company's profit sharing plan (the
                "Profit Sharing Plan") to the named officer in the amount of $1,296.  This amount also includes the allocation of a portion of the forfeitures under the Company's stock bonus plan (the "Stock Bonus Plan") to the named officer in the amount of $352.  The Company made no contributions to either plan in fiscal year 1993.  In September 1992, the Company terminated both plans and filed with the Internal Revenue Service ("IRS") for determination that the plans were qualified at termination.  The IRS issued favorable determination letters for both plans in December
                1992.  The Company liquidated the assets of both plans and paid out the plan accounts to participants on March
                31, 1993.

Employment Agreements

                On June 24, 1994, the Company entered into an employment agreement with Mr. Lindsey. The agreement has a five-year term and provides for the payment of an annual salary of $350,000 and reimbursement for reasonable travel and business expenses. The agreement requires Mr. Lindsey to devote substantially all of his time to the Company's business. The agreement is for a term of five years, but is automatically renewed for one year unless either party elects to terminate the agreement at least four
       19 of 55

months prior to the end of the term or any extension. The agreement may be terminated by Mr. Lindsey or the Company, but if the agreement is terminated by the Company and without cause, the Company must pay one year's salary as severance pay.

Incentive Stock Option Plan

                There were no options granted to the named officer nor exercised by him during fiscal year 1995 and no unexercised options held by him as of the end of the 1995 fiscal year.

Compensation Committee Interlocks and Insider Participation

                A compensation committee was formed in July 1994, consisting of Messrs. Withers, Shoemake and Brown. Mr. Lindsey makes the initial recommendation concerning executive compensation for the executive officers of the Company, other than recommendations concerning his own and his wife's compensation, which are then approved by the compensation committee. The compensation committee determines the compensation of Mr. Lindsey's wife and, subject to the employment agreement described above, Mr. Lindsey.

Director Compensation

                During the last completed fiscal year, the directors of Empire Gas received an annual fee of $25,000, payable quarterly, for their services. In addition, directors other than Mr. Lindsey and Kristin L. Lindsey received options pursuant to the Company's stock option plan, with Mr. Brown receiving options for 122,830 shares and Messrs. Shoemake and Withers each receiving options for 17,548 shares. Each of the options is exercisable at a price of $7.00 per share, and the options are exercisable until January 23, 2005.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 15, 1995, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                         Number of Shares
Name of Beneficial Owner<F1>             Beneficially Owned       Percent
____________________________             __________________       _______
Paul S. Lindsey, Jr.<F2>                          1,507,610       95.5%
Kristin L. Lindsey<F2>                              753,805       47.7
Douglas A. Brown                                    122,830       7.2
Bruce M. Withers, Jr.                                17,548       1.1
Jim J. Shoemake                                      17,548       1.1
All directors and executive officers as a
  group (8 persons)<F3>                           1,689,939       97.3

       20 of 55

_________________

[FN]

<F1>    The address of each of the beneficial owners is c/o Empire Gas
        Corporation, P. O. Box 303, 1700 South Jefferson Street, Lebanon, Missouri 65536.

<F2>    Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S.
        Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.

<F3>    The amounts shown include the shares beneficially owned by Mr.
        Lindsey and Acreman, and Mrs. Lindsey as set forth above, and 30,132 shares owned by other executive officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Mrs. Kristin L. Lindsey, who beneficially owns approximately 47.7% of the Company's outstanding Common Stock and became a director of the Company upon consummation of the Transaction, is the majority stockholder in a company that supplies paint to the Company. The Company's purchases of paint from this company totalled $157,842 in Fiscal year 1995 and $210,400 in fiscal year 1994.

                The Company has entered into an agreement with each shareholder (all of whom are directors or employees of the Company) providing the Company with a right of first refusal with respect to the sale of any shares by such shareholders. In addition, the Company has the right to purchase from such shareholders all shares they hold at the time of their termination of employment with the Company at the then current fair market value of the shares. The fair market value is determined in the first instance by the Board of Directors and by an independent appraisal (the cost of which is split between the Company and the departing shareholder) if the departing shareholder disputes the board's determination.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(i) Financial Statements

                Report of Independent Accountants
                Consolidated Balance Sheets as of June 30, 1995 and 1994 Consolidated Statement of Operations for the Years Ended
                         June 30, 1995, 1994 and 1993
                Consolidated Statements of Stockholders' Equity (Deficit)
                         for the Years Ended June 30, 1995, 1994 and 1993
                Consolidated Statements of Cash Flows for the Years Ended
                         June 30, 1995, 1994 and 1993



       21 of 55

          (a)(2) Financial Statement Schedules

                Schedule II Valuation and qualifying accounts


          (a)(3) Exhibits

Exhibit
No.             Description
___             ___________

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

4.1 Indenture between Empire Gas Corporation and J. Henry Schroder Bank & Trust Company, Trustee, relating to the 9% Subordinated Debentures due December 31, 2007 and the form of 9% Subordinated Debentures due December 31, 2007 (incorporated herein by reference to Exhibit 4(a) to the Empire Incorporated and Exco Acquisition Corp. (Commission File No. 2-83683) Registration Statement on Form S-14 filed with the Commission on May 11, 1983); and First Supplemental Indenture thereto between Empire Gas Corporation (now known as EGOC) and IBJ Schroder Bank & Trust Co., dated as of December 13, 1989 (incorporated herein by reference to Exhibit 4(c) to Empire Gas Corporation (now known as EGOC) Registration Statement on Form 8-B filed with the Commission on February 1, 1990)

4.2 Indenture between the Company and Shawmut Bank Connecticut, National Association, Trustee, relating to the 12 7/8% Senior Secured Notes due 2004, including the 12 7/8% Senior Secured Notes due 2004, the Guarantee and the Pledge Agreement (incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

4.3 Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among Empire Gas Acquisition Corporation and Robert W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn C. Hoover, Trustee;

       22 of 55


                Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd J. Waterman; Larry W. Bisig; Larry Weis; Robert Heagerty; Murl
                J. Waterman; Earl L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn S. Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and Empire Gas Corporation Employee Stock Ownership Plan, Robert
                W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.2            1995 Stock Option Plan of Empire Gas Company

10.3 Credit Agreement between the Company and Continental Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.4 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.5 Services Agreement, dated May 7, 1994, between the Company and Empire Service Corporation (incorporated herein by reference to Exhibit G of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.6 Non-Competition Agreement, dated May 7, 1994, by and among the Company, Energy, Robert W. Plaster, Stephen R. Plaster, Joseph L. Schaefer, Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit E of Exhibit 10.1 to the Empire Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.7            Employment Agreement between the Company and Paul S.
                Lindsey, Jr. (incorporated herein by reference to Exhibit
                10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343))

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


       23 of 55


10.10 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.11 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.12 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.13           Management Agreement between Empire Gas Company,
                Northwestern Growth Corporation and SYN, Inc. dated May 17,
                1995

10.14           Agreement Among Initial Stockholders and SYN, Inc. dated May
                17, 1995

10.15 Waiver Agreement dated April 29, 1995 by and among Empire Gas Corporation, SYN, Inc., Paul S. Lindsey, Jr.,
                Northwestern Growth Corporation, Empire Energy Corporation, Robert W. Plaster and Stephen R. Plaster

10.16+ Propane Sales Agreement dated August 24, 1995 between Empire Gas Corporation and Warren Petroleum Company

10.17+ Supply Contract dated April 27, 1995 between Empire Gas Corporation and Phillips 66 Company

10.18+ Dealer Sale Contract dated January 20, 1995 between Empire Gas Corporation and Conoco Inc.

10.19+ Supply Contract dated April 24, 1995 between Empire Gas Corporation and Enron Gas Liquids, Inc.

10.20 Amendment No. 1 to Supplement A to Loan and Securities Agreement dated June 29, 1995 between Empire Gas Corporation and Bank of America Illinois

21.1            Subsidiaries of the Company

27.1            Financial Data Schedules

          (b) Reports on Form 8-K

                         None

          (c) Exhibits

                         See (a)(2) above.



       24 of 55

          (d) Financial Statements

                         See (a)(2) above.


     + Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentially request.

       25 of 55

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Empire Gas Corporation

                                 By:     /s/  Paul S. Lindsey, Jr.
                                         _________________________
                                         Paul S. Lindsey, Jr.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Capacity in which Signed                  Date
_________                        ________________________                  ____


/s/ Paul S. Lindsey, Jr.         Chief Executive Officer and               September 27, 1995
_____________________________    Chairman of the Board of
Paul S. Lindsey, Jr.             Empire Gas Corporation
                                 (principal executive officer)


/s/ Mark Castaneda               Vice President Finance and                September 27, 1995
_____________________________    Administration
Mark Castaneda                   (principal financial officer)


/s/ Willis D. Green              Vice President/Controller of              September 27, 1995
_____________________________    Empire Gas Corporation
Willis D. Green                  (principal accounting officer)


/s/ Douglas A. Brown             Director of Empire Gas                    September 27, 1995
_____________________________    Corporation
Douglas A. Brown


/s/ Kristin L. Lindsey           Director of Empire Gas                    September 27, 1995
_____________________________    Corporation
Kristin L. Lindsey


/s/ Bruce M. Withers, Jr.        Director of Empire Gas                    September 27, 1995
_____________________________    Corporation
Bruce M. Withers, Jr.


/s/ Jim J. Shoemake              Director of Empire Gas                    September 27, 1995
_____________________________    Corporation
Jim J. Shoemake



       26 of 55

                          FINANCIAL STATEMENT INDEX
                          _________________________


Empire Gas Corporation - Consolidated Financial Statements for
  June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . 27

Consolidated Balance Sheets as of June 30, 1995 and 1994. . . . . . . . . 28

Consolidated Statements of Operations - Years Ended June 30, 1995,
  1994, and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

Consolidated Statements of Stockholder's Equity - Years Ended
  June 30, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . 33

Consolidated Statements of Cash Flows - Years Ended June 30, 1995,
  1994, and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34


Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 36


                     FINANCIAL STATEMENT SCHEDULE INDEX
                     __________________________________


Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . 54

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . 55

       27 of 55


                       Independent Accountants' Report
                       _______________________________


Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


   We have audited the accompanying consolidated balance sheets of EMPIRE GAS CORPORATION as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMPIRE GAS CORPORATION as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 5, the Company changed its method of accounting for income taxes in 1994.

                                                      Baird, Kurtz & Dobson



Springfield, Missouri
August 25, 1995
       28 of 55

CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30, 1995 AND 1994
                                         (Dollars In Thousands, Except Per Share Amounts)



                                                              ASSETS
                                                              ______

                                                                1995               1994
                                                                ____               ____

CURRENT ASSETS
   Cash                                                    $     821            $   2,927
   Trade receivables, less allowance
     for doubtful accounts; 1995 - $800,
               1994 - $1,620 (Note 4)                          4,571                5,454
   Inventories (Note 4)                                        5,686                5,179
   Prepaid expenses                                              521                  619
   Refundable income taxes                                     1,567                2,254
   Deferred income taxes (Note 5)                              1,350                  631
                                                              ______               ______
            Total Current Assets                              14,516               17,064



PROPERTY AND EQUIPMENT, At Cost (Notes 4 and 12)
   Land and buildings                                          9,496                8,732
   Storage and consumer service facilities                    68,706               68,223
   Transportation, office and other equipment                 20,015               16,165
                                                              ______               ______
                                                              98,217               93,120
   Less accumulated depreciation                              27,111               25,847
                                                              ______               ______
                                                              71,106               67,273
                                                              ______               ______

OTHER ASSETS
   Debt acquisition costs, net of amortization                 4,856                5,406
   Excess of cost over fair value of net assets
            acquired, at amortized cost                       12,992               14,027
   Other                                                       1,658                  874
                                                              ______               ______
                                                              19,506               20,307
                                                              ______               ______

                                                           $ 105,128            $ 104,644
                                                             _______              _______
                                                             _______              _______

See Notes to Consolidated Financial Statements


/TABLE

       29 of 55

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                          ______________________________________________


                                                                                 1995                     1994
                                                                                 ____                     ____
CURRENT LIABILITIES

   Checks in process of collection                                         $     1,585              $     3,262
   Current maturities of long-term debt (Note 4)                                   504                      292
   Accounts payable                                                              4,252                    4,039
   Accrued salaries                                                              1,233                    1,249
   Accrued interest                                                              4,100                      500
   Accrued expenses                                                              1,206                      912
   Due to Empire Energy Corporation (Note 2)                                                                497
                                                                                 _____                      ___
       Total Current Liabilities                                                12,880                   10,751
                                                                                ______                   ______

LONG-TERM DEBT (Note 4)                                                        115,143                  105,320
                                                                               _______                  _______
DEFERRED INCOME TAXES (Note 5)                                                  13,140                   15,421

ACCRUED SELF-INSURANCE LIABILITY (Note 6)                                          911                    1,372
                                                                                   ___                    _____

STOCKHOLDERS' EQUITY (DEFICIT)
   Common; $.001 par value; authorized 20,000,000
     shares; issued June 30, 1995 and 1994
     - 14,291,020 shares                                                            14                       14
   Common stock purchase warrants (Note 8)                                       1,227                    1,227
   Additional paid-in capital                                                   27,279                   27,279
   Retained earnings                                                            22,509                   31,235
                                                                                ______                   ______
                                                                                51,029                   59,755

   Treasury stock, at cost
     June 30, 1995 and 1994
     - 12,711,795 shares                                                      (87,975)                 (87,975)
                                                                              ________                 ________
                                                                              (36,946)                 (28,220)

                                                                           $   105,128              $   104,644
                                                                               _______                  _______
                                                                               _______                  _______





See Notes to Consolidated Financial Statements



       30 of 55

EMPIRE GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In Thousands, Except Per Share Amounts)

                                                                            1995              1994             1993
                                                                            ____              ____             ____
OPERATING REVENUE                                                      $      74,640    $     124,552     $    128,401

COST OF PRODUCT SOLD                                                          35,612           57,920           60,202
                                                                              ______           ______           ______
GROSS PROFIT                                                                  39,028           66,632           68,199
                                                                              ______           ______           ______

OPERATING COSTS AND EXPENSES
   Provision for doubtful accounts                                             1,136            1,056              958
   General and administrative                                                 28,558           43,910           40,887
   Depreciation and amortization                                               6,166           10,150           10,351
                                                                              ______           ______           ______
                                                                              35,860           55,116           52,196
                                                                              ______           ______           ______
OPERATING INCOME                                                               3,168           11,516           16,003
                                                                               _____           ______           ______

OTHER EXPENSE
   Interest expense                                                         (10,681)          (8,542)          (8,877)
   Interest expense to related party (Note 3)                                     --               --            (949)
   Amortization of debt discount and expense                                 (4,889)          (2,016)          (1,686)
   Restructuring proposal costs (Note 11)                                         --            (398)            (223)
   Reduction in carrying value of underground
     storage facility (Note 12)                                                (924)          (1,400)               --
                                                                               _____          _______      ___________
                                                                            (16,494)         (12,356)         (11,735)

INCOME (LOSS) BEFORE INCOME TAXES                                           (13,326)            (840)            4,268

PROVISION (CREDIT) FOR INCOME TAXES                                          (4,600)              350            2,040
                                                                             _______              ___            _____
     (Note 5)

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS                                                       (8,726)          (1,190)            2,228

EXTRAORDINARY ITEMS (Note 2)
   Loss on extinguishment
              of debt, net of income taxes                                                    (5,555)               --
   Excess of fair value over book
              value of Energy net assets,
              net of income taxes                                                              37,870               --
                                                                                               ______               __

NET INCOME (LOSS)                                                      $     (8,726)    $      31,125     $      2,228
                                                                             _______           ______            _____
                                                                             _______           ______            _____

       31 of 55

See Notes to Consolidated Financial Statements

       32 of 55

EMPIRE GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In Thousands, Except Per Share Amounts)


                                                                           1995              1994             1993
                                                                           ____              ____             ____

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS PER
   COMMON SHARE                                                      $    (5.53)        $    (.08)         $     .16

EXTRAORDINARY ITEMS PER
   COMMON SHARE
              Loss on extinguishment
                 of debt, net of income taxes                             --                 (.40)             --
              Excess of fair value over book
                 value of Energy net assets,
                 net of income taxes                                      --                 2.71              --
                                                                          __                 _____             __

NET INCOME (LOSS) PER COMMON
   SHARE (Note 1)                                                    $    (5.53)        $    2.23          $     .16
                                                                          ______             ____                ___
                                                                          ______             ____                ___






See Notes to Consolidated Financial Statements



       33 of 55

EMPIRE GAS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In Thousands)

                                                            Common                                                    Total
                                                             Stock      Additional                                Stockholders'
                                            Common         Purchase       Paid-in        Retained      Treasury      Equity
                                            Stock          Warrants        Stock         Earnings        Stock      (Deficit)
                                            ______         ________      _________       ________      ________   _____________


BALANCE, JUNE 30, 1992                            14             --         27,133        (2,118)         (128)         24,901

STOCK OPTIONS
   EXERCISED                                      --             --            225             --            --            225

NET INCOME                                        --             --             --          2,228            --          2,228

SALE OF TREASURY
   STOCK                                          --             --          (270)             --           270             --

PURCHASE OF
   TREASURY STOCK                                 --             --             --             --       (1,441)        (1,441)
                                                  __             __             __             __       _______        _______

BALANCE, JUNE 30, 1993                            14             --         27,088            110       (1,299)         25,913

STOCK OPTIONS EXERCISED                           --             --            191             --            --            191

COMMON STOCK
   PURCHASE WARRANTS                              --          1,227             --             --            --          1,227

PURCHASE OF
   TREASURY STOCK                                 --             --             --             --       (2,645)        (2,645)

EXCHANGE OF SUBSIDIARY
   STOCK FOR COMPANY
   COMMON STOCK                                   --             --             --             --      (84,031)       (84,031)

NET INCOME                                        --             --             --         31,125            --         31,125
                                                  __             __             __         ______            __         ______

BALANCE, JUNE 30, 1994                    $       14      $   1,227      $  27,279     $   31,235     $(87,975)     $ (28,220)
                                               _____         ______        _______        _______      ________       ________

NET LOSS                                       _____         ______         ______        (8,726)       _______        (8,726)

BALANCE, JUNE 30, 1995                    $       14      $   1,227      $  27,279     $   22,509     $(87,975)     $ (36,946)
                                               _____         ______        _______        _______      ________       ________
                                               _____         ______        _______        _______      ________       ________

See Notes to Consolidated Financial Statements
/TABLE

       34 of 55


EMPIRE GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In Thousands)


                                                                           1995              1994             1993
                                                                           ____              ____             ____

CASH FLOWS FROM OPERATING
   ACTIVITIES
              Net income (loss)                                        $     (8,726)    $      31,125     $      2,228
              Items not requiring (providing) cash:
                 Depreciation                                                  4,971            8,973            9,004
                 Amortization                                                  6,084            3,193            3,033
                 (Gain) loss on sale of assets                                 (550)            (100)              155
                 Loss on underground
                   storage facility                                              924            1,400               --
                 Extraordinary loss                                               --            5,555               --
                 Extraordinary gain                                               --         (37,870)               --
                 Deferred income taxes                                       (3,000)          (3,166)            (860)
              Changes in:
                 Checks in process of collection                             (1,677)            3,262               --
                 Trade receivables                                             1,075            (130)          (1,691)
                 Inventories                                                   (383)            1,170          (1,886)
                 Accounts payable                                                213            (254)            (856)
                 Accrued expenses and self insurance                           4,758            1,377          (3,158)
                 Prepaid expenses and other                                  (2,262)          (1,617)              272
                                                                             _______          _______              ___
                    Net cash provided by operating activities                  1,427           12,918            6,241
                                                                               _____           ______            _____

CASH FLOWS FROM INVESTING
   ACTIVITIES
              Proceeds from sale of assets                                     2,956              366            1,088
              Acquisition of retail service centers                          (7,047)         (12,923)               --
              Purchases of property and equipment                            (4,154)          (7,665)          (4,358)
                                                                             _______          _______          _______
                    Net cash used in investing activities                    (8,245)         (20,222)          (3,270)
                                                                             _______         ________          _______




See Notes to Consolidated Financial Statements



/TABLE

       35 of 55

EMPIRE GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In Thousands)


                                                                           1995              1994             1993
                                                                           ____              ____             ____

CASH FLOWS FROM FINANCING
   ACTIVITIES
              Increase (decrease) in working capital
                 facility                                              $       5,058    $     (3,200)     $    (1,875)
              Principal payments on notes payable
                 to related party                                                 --               --          (2,996)
              Principal payments on acquisition
                 credit facility                                                  --               --         (13,250)
              Principal payments on purchase obligation                        (346)            (203)            (182)
              Debenture sinking fund payments                                     --          (2,023)            (528)
              Purchase of debentures from employee
                 benefit plan                                                     --               --            (778)
              Proceeds from issuance of term credit
                 facility                                                         --               --           18,000
              Stock options exercised                                             --               --              173
              Purchase of treasury stock                                          --          (2,274)          (1,441)
              Sale of treasury stock                                              --               --               52
              Proceeds from new debt offering                                     --           96,573               --
              Retirement of debt with proceeds of
                 new debt offering                                                --         (77,897)               --
              Cash distributed with Empire Energy
                 Corporation                                                      --          (1,107)               --
                                                                                  __          _______               __
                    Net cash provided by (used in)
                      financing activities                                     4,712            9,869          (2,825)
                                                                                                _____          _______

INCREASE (DECREASE) IN CASH                                                  (2,106)            2,565              146

CASH, BEGINNING OF PERIOD                                                      2,927              362              216
                                                                           _________        _________         ________

CASH, END OF PERIOD                                                    $         821    $       2,927     $        362
                                                                           _________       __________        _________
                                                                           _________       __________        _________




See Notes to Consolidated Financial Statements



       of 55

EMPIRE GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTE 1:       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
__________________

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

Principles of Consolidation
___________________________

              The consolidated financial statements include the accounts of Empire Gas Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition Policy
__________________________

              Sales and related cost of product sold are recognized upon delivery of the product or service.

Inventories
___________

              Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30 the inventories were:

                                                                                                   1995          1994
                                                                                                   ____          ____
                                                                                                     (In Thousands)


               Gas and other petroleum products                                                 $   2,116     $   2,385
               Gas distribution parts, appliances and equipment                                     3,570         2,794
                                                                                                    _____         _____
                                                                                                $   5,686     $   5,179
                                                                                                    _____         _____
                                                                                                    _____         _____
/TABLE

       37 of 55


EMPIRE GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995


NOTE 1:        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

Property and Equipment
______________________

              Depreciation is provided on all property and equipment on the straight-line method over estimated useful lives of 5 to 33 years.

Income Taxes
____________

              Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Amortization
____________

              Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the revolving credit facility and term credit facility costs (originally $525,000) were amortized over an original five-year period ending in fiscal 1994; the 1994 senior secured note costs (originally $5,143,000) are amortized over ten years; and the new revolving credit facility costs (originally $341,000) are amortized over three years.

              Amortization of discounts on debentures and notes (Note 4) is on the effective interest, bonds outstanding method.

              The excess of cost over fair value of net assets acquired ($20,750,000) is being amortized on the straight-line basis over 20 years.

Income (Loss) Per Common Share
______________________________

              Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,579,225, 13,961,520 and 14,055,407 for each of the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

       38 of 55


EMPIRE GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTE 1:       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

Reclassification
________________

              Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 financial statement presentation. These reclassifications had no effect on net earnings.


NOTE 2:       RESTRUCTURING TRANSACTION

              On June 30, 1994, the Company implemented a change in ownership and management by repurchasing 12,004,430 shares of Company common stock from its former principal shareholder (Former Shareholder) and certain other departing officers in exchange for all of the shares of a subsidiary, Empire Energy Corporation (Energy) that owns 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities. Certain departing officers and employees received $7.00 per share net of the stock option exercise price for the remaining 377,865 shares of common stock that they held. The Company retained ownership of 158 retail service centers located in 20 states plus certain home office assets and liabilities. A payable to Energy of $497,031 was recorded at June 30, 1994, to reflect the settlement of this transaction.

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


       39 of 55


EMPIRE GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTE 2:       RESTRUCTURING TRANSACTION (Continued)

              The excess of fair value of net assets of Energy ($84,031,000) over book value ($46,111,000) was an extraordinary credit to income ($37,870,000) in June 1994, net of $50,000 of income tax expense.

              The following table sets forth selected aggregate operating data for the retail service centers of the Company which were retained after the restructuring transaction and for the six retail service centers the Company acquired in North Carolina. This acquisition was consummated June 30, 1994, and was accounted for as a purchase of assets; accordingly, no revenues or expenses related to this acquisition have been included in the statement of operations for the year ended June 30, 1994.



                                                                 Empire Gas
                                                                 Corporation
                                                            (after giving effect       North
                                                            to the Restructuring     Carolina
                                                                Transaction)        Acquisition       Pro Forma
                                                                ____________        ___________       _________
                                                                                    (Unaudited)
                                                                                  (In thousands)

                   June 30, 1994
                     Operating revenue                           $   64,336        $   10,501        $   74,837
                     Cost of product sold                            29,891             5,215            35,106
                                                                     ______             _____            ______

                       Gross profit                              $   34,445        $    5,286        $   39,731
                                                                     ______             _____            ______
                                                                     ______             _____            ______

                   June 30, 1993
                     Operating revenue                           $   67,344        $    9,587        $   76,931
                     Cost of product sold                            31,045             4,643            35,688
                                                                     ______             _____            ______

                       Gross profit                              $   36,299        $    4,944        $   41,243
                                                                     ______             _____            ______
                                                                     ______             _____            ______




       40 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 3:       RELATED-PARTY TRANSACTIONS

              During 1995, 1994 and 1993, the Company has purchased $157,842, $210,400, and $68,900, respectively, of paint from a corporation owned by the spouse of the Principal Shareholder of the Company.

              During fiscal year 1994, the Company paid an investment banking firm affiliated with a director of the Company $400,000 in return for services rendered in connection with the negotiation of the Company's revolving credit facility and with the Restructuring Transaction.

              Beginning July 1, 1994, the Company entered into a seven-year services agreement with a subsidiary of Energy to provide data processing and management information services. The services agreement provides for payments by the Company to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by the Company as a percentage of the gallons of LP gas sold by the Company and Energy. For the year ended June 30, 1995, total expenses related to this services agreement were $1.1 million.

              Beginning July 1, 1994, the Company entered into a new lease agreement with a corporation owned principally by the Former Shareholder to lease its corporate office space. The new lease requires annual rent payments of $75,000 for a period of seven years, with two three-year renewal options.

              Prior to the Restructuring described in Note 2, the Company had various related party transactions with its Former Shareholder as described below.

              The Company leased the corporate home office, land, buildings and equipment from a corporation principally owned by the Former
Shareholder. The Company paid $200,000 during each of the years ended June 30, 1994 and 1993, related to this lease. This lease was terminated effective June 30, 1994, at no additional expense to the Company.

              In connection with the stock purchase described in Note 2, the Company repurchased, at face value, $4.7 million principal amount of the Company's 2007 9% Subordinated Debentures from the Former Shareholder and purchased, at face value, $285,000 principal amount of the Company's 2007 9% Subordinated Debentures from certain departing officers and employees of the Company.

              During 1994 and 1993, the Company provided data processing, office rent and other clerical services to two corporations owned principally by the Former Shareholder and was being reimbursed $7,000 per month for these services. The Company has discontinued providing these services as of June 30, 1994.

              In 1994 and 1993, the Company leased a jet aircraft and an airport hanger from a corporation owned by the Former Shareholder. The
       41 of 55

lease required annual rent payments of $100,000 beginning April 1, 1992. In addition to direct lease payments, the Company was also responsible for the

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1995

NOTE 3:  RELATED-PARTY TRANSACTIONS  (Continued)

operating costs of the aircraft and the hanger. During the years ended June 30, 1994 and 1993, the Company paid direct rent of $75,000 and $100,000, respectively. This lease was terminated effective June 30, 1994, at no additional expense to the Company.

              The Company paid $150,000 in each of the years ended June 30, 1994 and 1993, to a corporation owned by the Former Shareholder pursuant to an agreement providing the Company the right to use business guest facilities owned by the corporation. This agreement was terminated effective June 30, 1994, at no additional expense to the Company.

              The Company borrowed funds from its Former Shareholder and from individuals and corporations related to the Former Shareholder during the year ended June 30, 1994. The maximum amounts borrowed during this period was $3,000,000. The interest rate on this borrowing was equal to or below the rates available through the working capital facility. Interest expense incurred on this related-party borrowing was $200,000. During November 1992 the Former Shareholder loaned under a separate agreement $13.25 million to the Company to repay the acquisition credit facility. Interest expense incurred on this related-party borrowing for the year ended June 30, 1993, was $749,000. In June 1993, all outstanding borrowings from the Former Shareholder were repaid using the proceeds from the term credit facility.


NOTE 4:  LONG-TERM DEBT


Long-term debt at June 30 consisted of (In Thousands):                                         1995            1994
                                                                                               ____            ____
               Working capital facility (A)                                                 $     5,058     $        --
               12 7/8% Senior Secured Notes, due 2004 (B)                                       103,019          99,220
               9% Subordinated Debentures, due 2007 (C)                                           5,094           5,003
               Purchase contract obligations (D)                                                  2,476           1,389
                                                                                                  _____           _____
                                                                                                115,647         105,612
               Less current maturities                                                              504             292
                                                                                                    ___             ___
                                                                                                    ___             ___
                                                                                            $   115,143     $   105,320
                                                                                                _______         _______


       42 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 4:        LONG-TERM DEBT (Continued)

(A) The working capital facility was provided to the Company in June 1994 in conjunction with the offering of the 12 7/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories are pledged to the agreement,which contains tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends. At June 30, 1995, the Company was not in compliance with the original capital expenditures and interest coverage ratio covenants. The bank has amended the covenants, and the Company is in compliance with the amended covenants.

               The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 55% of eligible inventory. In addition, the Company can borrow an additional $1.5 million during the period July 1, 1995, to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $334,000 at June 30, 1995, after considering $1,501,000 of outstanding letters of credit. The letters of credit are principally related to the Company's self-insurance program (Note 6).

(B) The notes were issued June 1994 at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter. The notes are redeemable at the Company's option. Prior to July 15, 1999, only 35% of the original principal issued may be redeemed, as a whole or in part, at 110% of the principal amount through July 15, 1997, and at declining percentages thereafter. The notes are guaranteed by the subsidiaries of the Company and secured by the common stock of the subsidiaries of the Company.

               The original principal amount of the notes issued ($127,200,000) was adjusted ($27,980,000) to give effect for the original issue discount and the common stock purchase warrants (effective interest rate of 13.0%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest, bonds outstanding method. The face value of notes outstanding at June 30, 1995 and 1994, is $127,200,000.

       43 of 55


               The proceeds from this new offering were used to repay existing debt; fund an acquisition; repurchase Company stock and for working capital (Note 2).

               Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis, the aggregate assets and liabilities of the guarantor


                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 4:        LONG-TERM DEBT (Continued)


               subsidiaries are substantially equivalent to the assets and liabilities of the parent on a consolidated basis and the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed to be material.

               The guarantor subsidiaries are restricted from paying dividends to the Company during any periods of default under the respective debt agreements or in periods where the Company has borrowed under the overadvance option described above.

(C) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value. A sinking fund payment sufficient to retire $191,000 of principal outstanding is required on December 31, 2005. In June 1994, the Company used proceeds from the issuance of the 12 7/8% Senior Secured Notes, due 2004, to repurchase $16,201,200 face value of these debentures at a discount which resulted in an extraordinary charge (Note 2).

               The original principal amount of debentures issued ($27,313,000) was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. The face value of debentures outstanding at June 30, 1995 and 1994, is $9,745,800.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. At June 30, 1995 and 1994, these obligations carried interest rates from 7% to 10% and are due periodically through 1999.

       44 of 55


                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 4:        LONG-TERM DEBT (Continued)


               Aggregate annual maturities and sinking fund requirements (in thousands) of the long-term debt outstanding at June 30, 1995, are:

                        1996                $    504
                        1997                   5,568
                        1998                     658
                        1999                     357
                        2000                      83
                        Thereafter           108,477
                                            ________
                                            $115,647
                                            ________
                                            ________


NOTE 5:  INCOME TAXES

               Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result of the change, there was no effect on income tax expense, and the effect on current-noncurrent classification of deferred tax assets and liabilities was not material.

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

               Prior to July 1, 1993, deferred taxes were determined using the Statement of Financial Accounting Standards No. 96.

       45 of 55


                                                      EMPIRE GAS CORPORATION

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           JUNE 30, 1995


NOTE 5:       INCOME TAXES (Continued)

   The provision for income taxes includes these components:


                                                                                1995             1994             1993
                                                                                ____             ____             ____
                                                                                             (In Thousands)


   Taxes currently payable (refundable)                                $     (1,600)    $       2,887     $      2,900
   Deferred income taxes                                                     (3,000)          (2,537)            (860)
                                                                             _______          _______            _____
                                                                       $     (4,600)    $         350     $      2,040
                                                                             _______              ___            _____
                                                                             _______              ___            _____

   The tax effects of temporary differences related to deferred taxes were:

                                                                                           June 30,             June 30,
                                                                                            1995                 1994
                                                                                           ________             ________
                                                                                                    (In Thousands)
   Deferred Tax Assets
   ___________________
              Allowance for doubtful accounts                                           $         300     $        566
              Accounts receivable advance collections                                             347              201
              Self-insurance liabilities and contingencies                                      2,168              638
              Alternative minimum tax credit                                                    1,300              100
                                                                                                _____              ___

                                                                                                4,115            1,505
                                                                                                _____            _____
   Deferred Tax Liability
   ______________________
              Accumulated depreciation                                                  $    (15,905)     $   (16,295)
                                                                                             ________         ________
              and tax cost differences

                 Net deferred tax liability                                             $    (11,790)     $   (14,790)
                                                                                             ________         ________
                                                                                             ________         ________


       46 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995

NOTE 5:       INCOME TAXES (Continued)

   The above net deferred tax asset (liability) is presented on the June 30 balance sheet as follows:

                                                  1995            1994
                                                  ____            ____
                                                     (In Thousands)

   Deferred Tax Assets
   ___________________
   Deferred tax asset - current                $    1,350    $      631
   Deferred tax liability - long-term            (13,140)      (15,421)
                                                ________       ________

               Net deferred tax liability      $ (11,790)    $ (14,790)
                                                 ________      ________

   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                           1995              1994             1993
                                                                           ____              ____             ____
                                                                                        (In Thousands)


Computed at the statutory rate (34%)                                   $     (4,531)    $       (285)     $      1,451
Increase (decrease) resulting from:
   Amortization of excess of cost over
              fair value of assets acquired                                      303              393              422
   State income taxes - net of federal tax benefit                             (411)              150              158
   Nondeductible travel costs and other expenses                                  39               56               11
   Other                                                                          --               36              (2)
                                                                             _______            _____            _____
Actual tax provision                                                   $     (4,600)    $         350     $      2,040
                                                                             _______            _____            _____
                                                                             _______            _____            _____



NOTE 6:       SELF INSURANCE AND RELATED CONTINGENCIES

   Under the Company's current insurance program, coverage for comprehensive general liability and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. Under these

       47 of 55

current insurance programs, the Company self-insures the first $500,000 of coverage (per incident). Effective July 1994, the Company reduced its
                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 6:       SELF INSURANCE AND RELATED CONTINGENCIES (Continued)


self-insured retention for vehicle liability to $250,000 per incident. Effective July 1995, the Company returned its self-insured retention for vehicle liability to $500,000 per incident. The Company obtains excess coverage from carriers for these programs on occurrence and claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. The aggregate cost of obtaining this excess coverage from carriers for the years ended June 30, 1995, 1994 and 1993, was $1,237,000, $1,634,000 and $1,441,000,
respectively.

   For the policy periods prior to July 1, 1991, July 1, 1992, through June 30, 1993, and July 1, 1993, through June 30, 1994, the Company has provided for aggregate comprehensive general liability losses through the policies' $1 million loss limit. Additional losses, if any, are insured by the excess carrier and should not result in additional expense to the Company. As of June 30, 1995, the Company estimates losses for the comprehensive general liability policy periods July 1, 1991, through June 30, 1992, and July 1, 1994, through June 30, 1995, will not reach the $1 million loss limits and has provided accordingly.

   During the year ended June 30, 1993, the Company had obtained workers' compensation coverage from carriers and state insurance pools at an annual cost of $1,743,000. Effective July 1, 1993, the Company changed its policy to self-insure the first $500,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $2.3 million in connection with this program of which $1,141,400 is outstanding at June 30, 1995. Effective July 16, 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

   Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. A summary of the self-insurance liability, general, vehicle and workers' compensation liabilities (in thousands) for the years ended June 30, 1995, 1994 and 1993, are:

       48 of 55

                                                      EMPIRE GAS CORPORATION

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           JUNE 30, 1995


NOTE 6:       SELF INSURANCE AND RELATED CONTINGENCIES (Continued)

                            Beginning                           Self                         Ending
                              Self              Self           Insured     Restructuring      Self
                            Insurance         Insurance        Claims       Transaction     Insurance
                            Liability         Expenses          Paid         (Note 2)       Liability
                            _________         ________        ________      ___________     _________

   June 30, 1993            $2,666               $1,148          $1,480                        $2,334
   June 30, 1994            $2,334               $3,709          $2,464         $1,707         $1,872
   June 30, 1995            $1,872               $  668          $1,129                        $1,411



   The ending accrued liability includes $400,000 for incurred but not reported claims at June 30, 1995, $125,000 at June 30, 1994, and $500,000 at
June 30, 1993. The current portion of the ending liability of $500,000, $500,000, and $460,000 at June 30, 1995, 1994 and 1993, respectively, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

   The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

   The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $240,000, $979,000 and $873,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

   In conjunction with the restructuring transaction (Note 2) the Company and Energy have agreed to share on a percentage basis the self-insured liabilities incurred prior to June 30, 1994, including both reported and unreported claims. The self-insured liabilities included under this agreement include general, vehicle, workers' compensation and health insurance liabilities. Under the agreement, the Company assumed 52.3% of the liability with Energy assuming the remaining 47.7%.

       49 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 7:       LITIGATION CONTINGENCIES

   The Company's federal income tax returns have been settled through June 30, 1991. The Company has no federal income tax audits in process at June 30, 1995.

   The Company and its subsidiaries are presently involved in two state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

   In conjunction with the restructuring transaction (Note 2) the Company and Energy have agreed to share on a percentage basis amounts incurred related to federal and state audits and other business related lawsuits incurred prior to June 30, 1994. The liability recorded at June 30, 1995 and 1994, in the Company's financial statements related to these contingencies represents its 52.3% portion of the total liability as of that date.


NOTE 8:       STOCK OPTIONS AND WARRANTS

Stock Options
_____________


   The table below summarizes transactions under the Company's stock option plan:

                                        Number
                                         of Shares         Option Price
                                         _________         _____________

           Balance June 30, 1992          467,929             $  .377 - 1.50
             Exercised                  (338,679)                .377 - 1.50
                                        _________

           Balance June 30, 1993          129,250                1.12 - 1.50
             Exercised                  (129,250)                1.12 - 1.50
                                        _________

           Balance June 30, 1994              -0-
             Issued                       377,926             $   7.00
                                          _______

           Balance June 30, 1995          377,926
                                          _______
                                          _______

       50 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995

NOTE 8:       STOCK OPTIONS AND WARRANTS  (Continued)

   At June 30, 1994, all outstanding stock options were exercised in connection with the restructuring transaction (see Note 2). During the year ended June 30, 1995, a new stock option plan was approved resulting in the issuance of additional options. These options consist of 220,000 shares issued to employees, of which one-fifth become exercisable in January 1996 and each year thereafter. The remaining 157,926 shares were issued to directors of the Company and are exercisable at June 30, 1995.


Common Stock Purchase Warrants
______________________________

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

   The table below summarizes warrant activity of the Company:

                                        Number
                                      of Shares           Exercise Price
                                      _________           ______________

          Issued                        175,536                   $.01
                                        _______

          Balance at June 30, 1995      175,536                   $.01
                                        _______
                                        _______


NOTE 9:       ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                      1995      1994
                                                      ____      ____

Noncash Investing and Financing Activities
__________________________________________

   Purchase contract obligations incurred          $ 1,433   $ 1,015
   Debt acquisition costs in accounts payable           --   $   746
   Purchase of treasury stock, net of option
     exercise price, in accounts payable                --   $   180

       51 of 55


                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 9:       ADDITIONAL CASH FLOW INFORMATION (In Thousands) (Continued)

   Distribution of operating assets other than cash with Empire Energy
Corporation:

                                            1994
                                            ____

   Current assets                          8,185
   Fixed assets, net                      51,620
   Other assets                            3,822
   Current liabilities                   (2,697)
   Long-term liabilities                (15,926)
                                        ________
                                        $ 45,004
                                        ________
                                        ________


                                             1995         1994         1993
                                             ____         ____         ____

   Additional Cash Payment Information
   ___________________________________

   Interest paid                          $ 7,196       $ 9,191     $ 12,185
   Income taxes paid (net of refunds)     $    --       $ 2,620     $  3,434


NOTE 10:      EMPLOYEE BENEFIT PLAN

   The Company formed in fiscal year 1995 a defined contribution retirement plan eligible to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the year ended June 30, 1995.


NOTE 11:      RESTRUCTURING PROPOSAL COSTS

   During the years ended June 30, 1994 and 1993, the Company was considering proposals to restructure the debt and equity of the Company. The Company abandoned the proposals and expensed the related costs of $398,000 and $223,000 in 1994 and 1993, respectively.

       52 of 55

                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 12:      UNDERGROUND STORAGE FACILITY

   The Company owns salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the state of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them. The due date of the plan was initially January 1, 1994. The state has granted a final extension to December 1, 1995.

   The Company has obtained from an engineering and construction company a study of the costs of rehabilitating and opening the facilities, which range from $500,000 to $3.0 million.

   Management is presently evaluating several options after rehabilitation of the facility, including use as expanded storage for company inventories, use as leased storage to customers and other distributors and the sale of the facility. If the rehabilitation work is not performed and the facilities cannot be sold, then the Company would be required to close the facilities at a cost which the Company believes will not exceed $500,000.

   Due to the uncertainties outlined above, the Company has taken a charge of $924,000 and $1.4 million against 1995 and 1994 earnings, respectively, thereby eliminating the carrying value of the facilities.


NOTE 13:      SUBSEQUENT SALES OF SUBSIDIARIES

   Subsequent to year end, the Company sold eleven retail service centers for sales prices totaling approximately $4.5 million. Fiscal year 1995 summary data of the facilities sold were as follows:

       53 of 55


                           EMPIRE GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995


NOTE 13:      SUBSEQUENT SALES OF SUBSIDIARIES (Continued)


                                               In Thousands
                                               ____________

   Operating revenue                           $  3,268
   Cost of sales                                  1,811
   Gross profit                                $  1,457
                                                  _____

   Working capital                             $    391
                                                    ___

   Net property, plant and equipment           $  2,494
                                                  _____
                                                  _____


NOTE 14:      SUBSEQUENT EVENT

   On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired for $10,000 10% of the common stock of SYN, Inc., the acquisition entity, and has an option to acquire an additional 20% of the common stock of SYN, Inc. for $20,000. The Company has entered into a Management Agreement pursuant to which the Company manages the joint entity. Under the terms of the Management Agreement, the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and $3.25 million annual overhead cost reimbursement, both paid on a monthly basis.

       54 of 55

      Independent Accountants' Report on Financial Statement Schedules
      ________________________________________________________________



Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


   In connection with our audit of the financial statements of EMPIRE GAS CORPORATION for each of the three years in the period ended June 30, 1995, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                   Baird, Kurtz & Dobson

Springfield, Missouri
  August 25, 1995

       55 of 55



                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             YEARS ENDED JUNE 30, 1995, 1994, AND 1993
                                                          (In Thousands)

                            Balance at       Charges to      Amount                            Balance at
                            Beginning        Costs and       Written                           End of
   Description               of Year          Expenses         Off            Other               Year
   ___________              __________       ___________     _______          _____            __________


Valuation accounts
deducted from
assets to which
they apply - for
doubtful accounts
receivable:

June 30, 1995               $1,620           $1,136          $1,973                $17(C)        $800

June 30, 1994               $2,657           $1,056            $520           $(1,684)(A)      $1,620
                                                                                 $111(B)

June 30, 1993               $2,720           $958            $1,021                            $2,657


(A)           Related to assets which were distributed in the Restructuring Transaction described in
              Note 2 of the consolidated financial statements.

(B)           Allowance for doubtful accounts receivable established with respect to the acquisition described in Note 2 of the consolidated financial statements.

(C)           Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

