Form 10-Q
period 1995-09-30
EMPIRE GAS CORP/NEW
filed 1995-11-15
CIK 922404

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995
                       Commission File Number 1-6537-3



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



                               (417) 532-3103
           ______________________________________________________
            (Registrant's Telephone Number, Including Area Code)




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

Number of Shares of outstanding common stock (one class only) as of October 31, 1995 was 1,579,225.

       2 of 14

                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
______________________________

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)

                                                September 30,    June 30,
                                                     1995          1995
                                                _____________  ____________
                                                (Unaudited)

                   ASSETS
                   ______
Current Assets
  Cash                                           $        980   $      821
  Trade receivables - Net                               5,938        4,571
  Inventories                                           7,399        5,686
  Prepaid Expense                                       1,223          521
  Refundable Income Tax                                   896        1,567
  Deferred Income Taxes                                 1,700        1,350
                                                 ____________   __________
    Total Current Assets                               18,136       14,516
                                                 ____________   __________
Property, Plant and Equipment                          95,043       98,217
  Less Accumulated Depreciation                        26,669       27,111
                                                 ____________   __________
    Fixed Assets -- Net                                68,374       71,106
                                                 ____________   __________
Other Assets
  Debt Acquisition Costs - Net                          4,699        4,856
  Excess of Cost Over Fair Value of Net
    Assets Acquired - Net                              12,306       12,992
Other                                                   1,810        1,658
                                                 ____________   __________
  Total Other Assets                                   18,815       19,506
                                                 ____________   __________

  Total Assets                                   $    105,325   $  105,128
                                                 ____________   __________
                                                 ____________   __________

       3 of 14

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________

                                                September 30,    June 30,
                                                     1995          1995
                                                _____________  ____________
                                                (Unaudited)

Current Liabilities
  Current Maturities of Long-Term Debt          $      600    $     504
  Accounts Payable and Accrued Expenses             14,276       12,376
                                                 ____________   __________
    Total Current Liabilities                       14,876       12,880
Long-Term Debt (Note 3)                            118,708      115,143
Deferred Income Taxes                               11,090       13,140
Accrued Self Insurance Liability (Note 2)              822          911
                                                 ____________   __________
    Total Liabilities                              145,496      142,074
                                                 ____________   __________
Stockholders' Equity (Deficit)
  Common; $.001 Par Value; Authorized 20,000,000
    Shares, Issued September 30, 1995 and June 30,
    1995 -- 14,291,020 Shares                           14           14
Common Stock Purchase Warrants                       1,227        1,227
Additional Paid-In Capital                          27,279       27,279
Retained Earnings                                   19,284       22,509
                                                 ____________    _________
                                                    47,804       51,029

Treasury Stock at Cost
  September 30, 1995 and June 30, 1995
    12,711,795 Shares                                 (87,975)     (87,975)
                                                 _____________  ___________
Total Stockholders' Equity (Deficit)                  (40,171)     (36,946)
                                                 _____________  ___________
  Total Liabilities and Stockholders' Equity
    (Deficit)                                    $     105,325  $   105,128
                                                 _____________  ___________
                                                 _____________  ___________

See Notes to Condensed Consolidated Financial Statements

       4 of 14

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)


                                                  1995          1994
                                                __________   __________

Operating Revenue                               $   12,483    $  12,033
Cost of Product Sold                                 5,657        5,616
                                                __________    _________

Gross Profit                                         6,826        6,417
                                                __________    _________

Operating Costs and Expenses
  General and Administrative                         6,269        6,256
  Depreciation and Amortization                      1,527        1,366
                                                __________    __________
                                                     7,796        7,622
                                                __________    _________
Operating Loss                                       (970)      (1,205)
                                                ___________   __________

Other Expense
  Interest Expense, Net                            (2,625)        (2,705)
  Amortization of Debt Discount
    and Expense                                    (1,330)        (1,185)
                                                ___________    __________
                                                   (3,955)        (3,890)
                                                ___________    __________

Loss Before Income Taxes                            (4,925)       (5,095)

Credit for Income Taxes                             (1,700)       (1,800)
                                                ___________    __________

Net Loss                                        $   (3,225)  $    (3,295)
                                                ___________    __________
                                                ___________    __________

Loss Per Common Share                           $    (2.04)  $    (2.09)
                                                ___________    __________
                                                ___________    __________

See Notes to Condensed Consolidated Financial Statements
       5 of 14

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)
                               (In Thousands)


                                                   1995          1994
                                                __________    ___________

Cash Flows From Operating Activities
  Net loss                                      $   (3,225)   $ (3,295)
  Items not requiring (providing) cash
    Depreciation                                     1,268        1,132
    Amortization                                     1,589        1,419
    Gain on sale of assets                            (757)        (68)
    Deferred income taxes                           (2,400)     (1,000)
  Changes In:
    Trade receivables                               (1,344)       (667)
    Inventories                                     (1,963)     (3,664)
    Prepaid expense & other                           (706)       (639)
    Accounts payable & accrued expenses              2,453        3,963
    Checks in process of collection                     19      (3,262)
                                                 __________    _________
      Net cash used in operating activities         (5,066)     (6,081)
                                                    _______     _______

Cash Flows From Investing Activities
  Purchase of property & equipment                  (1,266)      (3,960)
  Acquisition of retail service centers               (349)
  Proceeds from sales of property & equipment          254          252
  Disposal of retail service centers                 4,498
                                                    _______      _______
      Net cash provided by (used in)
      investing activities                           3,137       (3,708)
                                                    _______      _______

Cash Flows From Financing Activities
  Increase in working capital financing              2,155        6,890
  Principal payments on other long-term debt           (67)        (26)
                                                     _____       ______
      Net cash provided by financing activities      2,088        6,864
                                                     _____        _____

INCREASE (DECREASE) IN CASH                            159      (2,925)
                                                    _______        _____

CASH, BEGINNING OF PERIOD                              821        2,927
                                                     _____        _____

CASH, END OF PERIOD                             $      980    $       2
                                                     _____        _____
                                                     _____        _____



See Notes to Condensed Consolidated Financial Statements

       6 of 14
                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)


(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of September 30, 1995, and the condensed consolidated results of its operations and cash flows for the periods ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1995 Annual Report on Form 10-K.

     On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired, for $10,000, 10% of the common stock of SYN Inc., the acquisition entity, and in October 1995 exercised an option to acquire an additional 20% of the common stock for $20,000. The Company has entered into a Management Agreement pursuant to which the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and a $3.25 million annual overhead cost reimbursement both paid on a monthly basis.

     The results of operations for the three-month period ended
     September 30, 1995, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1995 Annual Report on Form 10-K.

     Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain losses related primarily to comprehensive general and vehicle liability. Under the current general liability insurance program, the Company self-insures the first $1 million of coverage (per incident). For the current vehicle liability program, the Company self-insures the first $500,000 of coverage (per incident). The Company obtains excess coverage from insurance carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. After the Company's losses have exceeded the $1 million aggregate, the Company has a $500,000 deductible per incident. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

       7 of 14

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)


     Prior to July 1, 1995, the Company self-insured $500,000 per incident under its comprehensive general liability insurance program. Also, the deductible for losses in excess of the $1 million aggregate was previously $100,000 per incident. Under the Company's previous vehicle liability insurance program, the self-insured retention was $250,000 per incident.

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

     The Company has no federal income tax audits in process at September 30, 1995. The Company and its subsidiaries are presently involved in various state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy, the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements at September 30, 1995, represent 52.3% of the total liability as of that date.

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


       8 of 14

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and
       9 of 14

                   EMPIRE GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)


     55% of eligible inventory. In addition, the Company can borrow an additional $1.5 million during the period August 1, 1995, to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available borrowings under the revolving credit line amounted to $1.5 million at September 30, 1995, after considering $1,142,795 of outstanding net letters of credit.

(4)  Additional Cash Flow Information (In Thousands)

     Additional Cash Payment Information             1995            1994
     ___________________________________             ____            ____

        Interest paid                             $ 4,552          $  741
        Income taxes paid (net of refunds)        $    29         $(1,395)

     Noncash Investing and Financing Activities
     __________________________________________

        Mortgage obligations incurred on the
         acquisition of retail service centers    $   400           $ 315

        Note receivable generated by the
         disposal of retail service center        $   148           $  --

       10 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity
_________________________________

The following table is presented as a measure of the Company's liquidity and financial condition.


                                 September 30,                 June 30,
                              ____________________          ________________
                                 1995       1994               1995     1994
                              __________ _________          _________ ______
                                         (In thousands except ratio)

Total long-term debt         $119,308     $113,820        $115,647  $105,612
  (including current
   maturities)
Working capital              $  3,260       $7,911          $1,636    $6,313
Current ratio                    1.22         1.72            1.13      1.59

During the three months ended September 30, 1995, the Company's working capital increased approximately $1.6 million. The increase was due primarily to increases in inventories, accounts receivable, and prepaid expenses which were financed with borrowing on the Company's revolving credit facility which is classified as long-term debt in the amount of $2.3 million. This increase was offset by approximately $700,000 due to the accrual of income taxes payable and sales of current assets related to the sale of retail service centers described below and the reclassification of additional long-term debt to current maturities.

The increase in long-term debt of approximately $3.7 million from June 30, 1995, to September 30, 1995, was attributable to $2.3 million of increased working capital described above plus the Company financed its approximate $3.0 million loss before income taxes (after adjustment for non-cash expenses and gains) with borrowings on its revolving credit facility. In addition the Company increased long-term debt by $1.2 million due to the amortization of original issue discount on the Company's Senior Secured Notes.

The above increases in long-term debt were offset by the sale of 12 retail service centers and other assets generating cash of $4.8 million offset by the purchase of one retail service center and other purchases of property and equipment which used cash and increased long-term debt by $2.0 million.

Pursuant to the 12 7/8% Senior Secured Notes, the Company is required to make a $4.5 million interest payment on January 15, 1996. The Company intends to meet the interest payment requirement through operating cash flows and borrowings on its revolving credit facility. Historically, operating income increases during the second quarter as the winter selling season begins. Cash flow does not necessarily increase proportionally as increased investment in inventory and accounts receivable is generally required. However, these increases in inventory and accounts receivable increase the Company's borrowing base for the revolving credit facility.

       11 of 14

Results of Operations
_____________________

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter. Operating revenues are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the first quarter of fiscal 1996, the Company completed the acquisition of one retail service center located in Michigan. This service center was purchased for $349,000 in cash and $400,000 in new mortgages.

During the first quarter of fiscal 1996, the Company divested itself of 12 marginally profitable retail service centers for approximately $4.5 million in cash and $148,000 in promissory notes with $160,000 held in escrow until the completion of certain contract requirements.

Operating revenues for the first quarter of fiscal 1996 increased approximately $500,000 as compared to the same period of the prior year.
The increase was due to an increase of approximately $700,000 in other revenues from gains realized on the sales of marginally profitable retail service centers described above. This increase was partially offset by approximate decreases of $100,000 in both propane sales and other sales.
The decrease in propane sales is due to a 5% decrease in gallons sold resulting from the divestiture of retail centers noted above and slightly warmer weather partially offset by a $.02 per gallon increase in the average net sales price. The decrease in other sales is due to reduced sales of parts and appliances.

The gross profit for the quarter increased by approximately $400,000, as compared to the same period of the prior year. The increase is due to an approximately $700,000 increase in other revenues described above. This increase was partially offset by an approximate $300,000 decrease in propane sales margin. The decrease in propane sales margin is due to the 5% decrease in gallons sold noted above, combined with an approximate $.01 per gallon decrease in the average net margin per gallon.

General and administrative expenses were similar when compared to the same period of the prior year. The increases of $400,000 in salaries and commissions, $100,000 in rent and maintenance, and $200,000 in travel and entertainment were offset by overhead reimbursement income of approximately $700,000. The increases of these expenses are due to the additional costs incurred and personnel hired necessary to manage SYN Inc.

Interest expense decreased approximately $100,000 during the first quarter of fiscal year 1996, as compared to the same period of the prior year. The decrease is due to reduced other interest expense related to the retirement of debt in conjunction with the restructuring transaction of June 1994.

       12 of 14

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


Item 6.   Exhibits and Reports on Form 8-K
__________________________________________

        (a)  Exhibits

                Exhibit
                  No.            Description
                _______          ______________________________

                  (10) Amendment No. 1 to Loan and Security Agreement and Amendment No. 2 to Supplement A to Loan and Security Agreement dated September 28, 1995

                  (27)           Financial Data Schedule

        (b)  Reports on Form 8-K.

                None

       13 of 14

Reviewed by Independent Certified Public Accountants
____________________________________________________


The September 30, 1995, financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


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




DATE:  November 14, 1995

       14 of 14

                       Independent Accountants' Report
                       _______________________________


Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES as of September 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 25, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                     BAIRD, KURTZ & DOBSON

Springfield, Missouri
November 10, 1995