Form 10-Q
period 1995-12-31
EMPIRE GAS CORP/NEW
filed 1996-02-22
CIK 922404

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995
                         Commission File Number 1-6537-3

                             EMPIRE GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         MISSOURI                                       43-1494323
(State or other jurisdiction of                    (IRS Employer
Incorporation or Organization)                      Identification No.)

          P.O. Box 303, 1700 S. Jefferson Street, Lebanon, Missouri 65536
            (Address of Principal Executive Offices and Zip Code)

                                   (417) 532-3103
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of Shares of outstanding common stock (one class only) as of January 31, 1996 was 1,579,225.




                              PART 1 - - FINANCIAL INFORMATION

Item 1.      Financial Statements

                     EMPIRE GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars In Thousands, Except Per Share Amounts)

                                 December 31, 1995          June 30, 1995
                                 -----------------          -------------
                                   (Unaudited)

ASSETS
Current Assets
   Cash                                 $  1,539             $    821
   Trade receivables - Net                10,639                4,571
   Inventories                             7,341                5,686
   Prepaid Expense                         1,442                  521
   Refundable Income Tax                      --                1,567
   Deferred Income Taxes                   2,000                1,350
   Due from SYN Inc.                       1,565                   --
                                         -------            ---------
   Total Current Assets                   24,526               14,516
                                          ------               ------
Property, Plant and Equipment             97,460               98,217
   Less Accumulated Depreciation          27,961               27,111
                                          ------               ------
      Fixed Assets - Net                  69,499               71,106
                                          ------               ------
Other Assets

   Debt Acquisition Costs - Net            4,542                4,856
   Excess of Cost Over Fair Value
      of Net Assets Acquired - Net        12,100               12,992
   Other                                   1,876                1,658
                                        --------             --------
   Total Other Assets                     18,518               19,506
                                         -------              -------

   Total Assets                         $112,543             $105,128
                                        ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          December 31, 1995     June 30, 1995
                                             (Unaudited)

Current Liabilities
   Current Maturities of Long-Term Debt           3,500                 $  504
   Accounts Payable and Accrued Expenses         19,200                 12,376
                                               --------               --------
       Total Current Liabilities                 22,700                 12,880
Long-Term Debt (Note 3)                         118,379                115,143
Deferred Income Taxes                            11,790                 13,140
Accrued Self Insurance Liability (Note 2)           693                    911
                                             ----------              ---------
       Total Liabilities                        153,562                142,074
                                                -------                -------
Stockholders' Equity (Deficit)
   Common; $.001 Par Value; Authorized
   20,000,000 shares, Issued
   December 31, 1995

   and June 30, 1995 - - 14,291,020 Shares           14                     14
   Common Stock Purchase Warrants                 1,227                  1,227
   Additional Paid-In Capital                    27,279                 27,279
   Retained Earnings                             18,436                 22,509
                                               --------               --------
                                                 46,956                 51,029

   Treasury Stock at Cost
   December 31, 1995 and June 30, 1995

      12,711,795 Shares                         (87,975)               (87,975)
                                               ---------              --------
   Total Stockholders' Equity (Deficit)         (41,019)               (36,946)
                                                --------               --------
   Total Liabilities and Stockholders'
     Equity

       (Deficit)                               $112,543               $105,128
                                               ========               ========


See Notes to Condensed Consolidated Financial Statements



                        EMPIRE GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                       (Unaudited)
                    (Dollars In Thousands, Except Per Share Amounts)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                        DECEMBER 31             DECEMBER 31
                                        -----------             -----------


                                    1995          1994       1995       1994
                                    ----          ----       ----       ----

Operating Revenue                   $ 24,295    $ 23,398     $ 36,778   $ 35,431
   Cost of Product Sold               12,167      11,611       17,824     17,227
                                   ---------    --------     --------    -------
   Gross Profit                       12,128      11,787       18,954     18,204
                                   ---------    --------     --------    -------

Operating Costs and Expenses

   General & Administrative            7,784       7,659       14,053     13,915
   Depreciation & Amortization         1,536       1,412        3,063      2,778
                                   ---------   ---------     --------   --------
                                       9,320       9,071       17,116     16,693
                                   ---------   ----------    --------    -------
Operating Income                       2,808       2,716        1,838      1,511
                                   ---------   ---------     --------   --------

Other Expense

   Interest Expense, Net              (2,625)     (2,579)      (5,250)   (5,284)
   Amortization of Debt
     Discount and Expense             (1,331)     (1,185)      (2,661)   (2,370)
                                  ----------   ---------    ---------  ---------

                                     (3,956)     (3,764)      (7,911)    (7,654)
                                  ----------   ---------    ---------  ---------

Loss Before Income Taxes             (1,148)     (1,048)      (6,073)    (6,143)

Credit for Income Taxes                (300)       (300)      (2,000)    (2,100)
                                  ----------  ----------    ---------  ---------
Net Loss                         $     (848)       (748)      (4,073)    (4,043)
                                 ===========   =========    =========  =========

Loss Per Common Share           $      (.54)     $ (.47)   $   (2.58) $   (2.56)
                                ============    ========   ========== ==========

See Notes to Condensed Consolidated Financial Statements



                         EMPIRE GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                         (Unaudited)
                                        (In Thousands)

                                                  1995                 1994
                                                  ----                 ----

Cash Flows From Operating Activities

  Net Loss                                      $  (4,073)      $  (4,043)
  Items not requiring (providing) cash
    Depreciation                                    2,561           2,312
    Amortization                                    3,163           2,836
    Gain on sale of assets                           (855)            (59)
    Deferred income taxes                          (2,000)         (2,100)
  Changes In:

    Trade receivables                              (7,610)         (3,699)
    Inventories                                    (1,905)         (3,227)
    Prepaid expense & other                        (1,028)           (898)
    Accounts payable & accrued expenses             8,166           6,104
                                                 --------      ----------
       Net cash used in operating activities       (3,584)         (2,774)
                                                 ---------      ----------

Cash Flows From Investing Activities

  Purchase of property & equipment                 (3,344)         (6,272)
  Acquisition of retail service centers              (419)         (1,431)
  Proceeds from sales of property & equip.            365             374
  Disposal of retail service centers                4,498          ______
                                                 --------
       Net cash provided by (used in) investing     1,100          (7,329)
                                                 --------        ---------
       activities

Cash Flows From Financing Activities

  Increase in working capital financing             3,545           8,268
  Principal payments on other long-term debt         (343)            (86)
                                                 ---------      ----------
       Net cash provided by financing activities    3,202           8,182
                                                 --------         -------

INCREASE (DECREASE) IN CASH                           718          (1,921)

CASH, BEGINNING OF PERIOD                             821           2,927
                                                ---------         -------

CASH, END OF PERIOD                              $  1,539          $1,006
                                                 --------          ------

See Notes to Condensed Consolidated Financial Statements



                         EMPIRE GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                      (Unaudited)

(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of December 31, 1995, and the condensed consolidated results of its operations and cash flows for the periods ended December 31, 1995 and 1994. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1995 Annual Report on Form 10-K.

         On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired, for $30,000, 30% of the common stock of SYN Inc., the acquisition entity. The Company has entered into a Management Agreement pursuant to which the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and a $3.25 million annual overhead cost reimbursement both accrued on a pro rata basis during the year and collected on a monthly basis.

         On December 7, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company to acquire the stock of Myers Propane Gas, a large Ohio LP gas distributor. The Company has acquired 49% of the common stock of Myers Propane Gas Company. The Company will enter into a management agreement pursuant to which the Company provides all management of retail operations and administrative services at the central office. In exchange for these services, the Company may receive a management fee subject to attainment of performance goals.

         The results of operations for the three-month and six-month periods ended December 31, 1995, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1995 Annual Report on Form 10-K.

         Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain losses related primarily to comprehensive general and vehicle liability. Under the current general liability insurance program, the Company self-insures the first $1 million of coverage. For the current vehicle liability program, the Company self-insures the first $500,000 of coverage (per incident). The Company obtains excess coverage from insurance carriers for these programs on claims-made basis policies. After the Company's general liability losses have exceeded $1 million aggregate, the Company has a $500,000 deductible per incident. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

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

         The Company has no federal income tax audits in process at December 31, 1995. The State of Missouri is presently auditing the Company for the years ended June 30, 1992 and 1993. Missouri has assessed the Company for additional state income taxes for which no accrual has been made for the proposed deficiency. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company and its subsidiaries are presently involved in various state income tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

         In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy, the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements represent 52.3% of the total liability as of the respective balance sheet dates.

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

         The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 54% of eligible inventory. In addition, the Company can borrow an additional $1.5 million during the period August 1, 1995 to January 31, 1996 (overadvance option). The facility bears interest at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $4.9 million at December 31, 1995, after considering $1.2 million of outstanding net letters of credit.

         At December 31, 1995, the Company was not in compliance with the amended interest coverage ratio covenant. The bank has amended this covenant and the Company is in compliance with the amended covenant.


(4)       Additional Cash Flow Information (In Thousands)

         Additional Cash Payment Information              1995           1994
         -----------------------------------              ----           ----
            Interest Paid                             $  4,797       $    770

            Income Taxes Paid (net of refunds)        $(1,633)       $ (2,186)

         Noncash Investing and Financing Activities
            Mortgage obligations incurred on the
             acquisition of retail service centers    $    400       $  1,703

            Capitalized lease on the acquisition of
               computer equipment                     $     283      $  --

            Net receivable generated by the disposal
              of a retail service center              $     148      $  --




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Liquidity

         The following table is presented as a measure of the Company's liquidity and financial condition.

                                                 (Dollars in Thousands)
                                         December 31          June 30
                                         -----------          -------
                                      1995      1994      1995       1994
                                      ----      ----      ----       ----

Total long-term debt (including    $ 121,879   $117,266  $115,647  $105,612
  current maturities)
Working Capital                    $ 1,826     $ 642     $ 1,636   $  6,313
Current Ratio                         1.08      1.03        1.13       1.59

During the six months ended December 31, 1995, the Company's working capital increased by approximately $200,000. The increase was due primarily to increases in inventories, accounts receivable, and prepaid expenses which were financed with borrowing on the Company's revolving credit facility which is classified as long-term debt in the amount of $2.8 million. This increase was offset by approximately $2.6 million due to the sales of current assets related to the sale of retail service centers described below and the reclassification of additional long-term debt to current maturities.

The increase in long-term debt of approximately $6.2 million from June 30, 1995 to December 31, 1995, was attributable to $2.8 million of increased working capital described above plus the Company financed its approximate $1.5 million loss before income taxes (after adjustment for noncash expenses and gains) with borrowings on this revolving credit facility. In addition, the Company increased long-term debt by $2.3 million due to the amortization of original issue discount on the Company's Senior Secured Notes.

The above increases in long-term debt were offset by the sale of 12 retail service centers and other assets generating cash of $4.9 million offset by the purchase of one retail service center and other purchases of property and equipment which used cash and increased long-term debt by $4.5 million.

Subsequent to the end of the quarter, and pursuant to the terms of the Indenture for the 12 7/8% Senior Secured Notes due July 15, 2004, the Company made an interest payment of approximately $4.5 million on January 16, 1996. Funds generated from operating cash flows plus available borrowing on the revolving credit facility were sufficient to cover this payment. The Company is required to make another semi-annual interest payment on July 15, 1996, in the same amount. Historically, operating cash flows improve during the third and fourth quarters as accounts receivable from winter sales are collected. Based upon current management projections, which assumes normal winter weather through the third quarter, the Company believes that operating cash flows should be sufficient to meet interest requirements.



Results of Operations

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter and net operating income for the second quarter. Operating revenues are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the first quarter of fiscal 1996, the Company completed the acquisition of one retail service center located in Michigan. This service center was purchased for $419,000 in cash and $400,000 in new mortgages.

During the first quarter of fiscal 1996, the Company divested itself of 12 retail service centers primarily located in Iowa and Wisconsin for approximately $4.5 million in cash and $148,000 in promissory notes. The following table sets forth, for the three months and six months ending December 31, 1994, selected aggregate operating data for the retail service centers that were divested.

                                        3 Months Ended      6 Months Ended
                                      December 31, 1994    December 31, 1994
                                                     (Unaudited)
                                                    (In thousands)

Operating Income                          $    76             $    48
Operating Revenue                         $ 1,757             $ 2,552
Gross Margin                              $   666             $ 1,059
Retail Gallons Sold                         2,278               3,319

Operating revenues for the six months ended December 31, 1995, increased by $1.3 million as compared to the same period of the prior year. The increase is due to increases of approximately $1.2 million in propane sales and $700,000 in other revenues. These increases were partially offset by an approximate decrease of $600,000 in other sales. The increase in propane revenues is due to approximate increases of $700,000 in retail propane sales and $500,000 in industrial propane sales. The increase in retail propane sales is due to an increase of approximately 4% in the average net sales price partially offset by an approximate decrease of 2% in gallons sold. Taking into consideration the divested companies, the gallons sold would have increased by approximately 2% as compared to the same pro forma period of the prior year. The increase in other revenues is due to gains realized on the sales of the retail service centers described above. The decrease in other sales is due to reduced sales of appliances and parts as a result of decreased sales emphasis and sales promotions from suppliers.

The gross profit for the six months ended December 31, 1995, increased by approximately $700,000. The increase is due to increases of approximately $700,000 in gains realized on the sales of retail service centers and $200,000 from propane sales, partially offset by a decrease of approximately $200,000 from other sales. The increase in margin from propane sales is due to an approximate $.01 per gallon increase in the average net margin per gallon partially offset by the approximate 2% decrease in gallons sold.

Operating revenues for the second quarter ended December 31, 1995, increased approximately $900,000 as compared to the same period of the prior year. The increase is due to an increase of approximately $1.3 million in propane sales partially offset by a decrease of approximately $400,000 in other sales. The increase in propane sales is due to an approximate 5% increase in the average net sales price with similar gallons sold as compared to the same period of the prior year. The increase in the sales price is the result of rising commodity prices resulting from colder weather as compared to the same period of the prior year. Gallons sold remained similar as a result of gallons lost due to the divested retail service centers offset by an increase in gallons sold due to colder weather.

The gross profit for the three months ended December 31, 1995, increased approximately $300,000 as compared to the same period of the prior year. The increase is due to an increase of approximately $400,000 from propane sales partially offset by a decrease of approximately $100,000 from other sales. The increase from propane sales is due to an approximate $.01 increase in average net margin per gallon with similar gallons sold as compared to the same period of the prior year as noted above.

General and administrative expenses for the six months ended December 31, 1995, were virtually unchanged.

General and administrative expenses for the second quarter ended December 31, 1995, were virtually unchanged.

Interest expense was similar when compared to the same six month and three month periods of the prior year.




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

          (27)            Financial Data Schedule

(b)  Reports on Form 8-K

         None

Reviewed by Independent Certified Public Accountants

The December 31, 1995 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EMPIRE GAS CORPORATION
                             Registrant

                                /s/Mark Castaneda
                             ________________________
                             MARK CASTANEDA
                             VICE PRESIDENT/FINANCE
                               AND ADMINISTRATION

DATE: February 14, 1996



                       Independent Accountants' Report

          Board of Directors and Stockholders
          Empire Gas Corporation
          Lebanon, Missouri

               We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES as of December 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

          Springfield, Missouri
          January 31, 1996