Form 10-Q
period 1996-03-31
EMPIRE GAS CORP/NEW
filed 1996-05-15
CIK 922404

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996
                    Commission File Number 1-6537-3

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of Shares of outstanding common stock (one class only) as of April 30, 1996 was 1,579,225.



                       PART I - - FINANCIAL INFORMATION

Item 1.         Financial Statements

                EMPIRE GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

            (Dollars In Thousands, Except Per Share Amounts)

                                       March 31, 1996      June 30,
                                       (Unaudited)           1995
                                       --------------      --------
            Assets
            ------
Current Assets

   Cash                                  $ 1,441         $ 821
   Trade receivables - Net                11,269         4,571
   Inventories                             6,048         5,686
   Prepaid Expense                           732           521
   Refundable Income Tax                                 1,567
   Deferred Income Taxes                     850         1,350
                                       ----------   -----------
   Total Current Assets                   20,340        14,516
                                       ----------   -----------

Property, Plant and Equipment            100,530        98,217
   Less Accumulated Depreciation          29,383        27,111
                                       ----------   -----------
      Fixed Assets - Net                  71,147        71,106
                                       ----------   -----------
Other Assets

   Debt Acquisition Costs - Net            4,385         4,856
   Excess of Cost Over Fair Value
      Assets Acquired - Net               12,110        12,992
   Other                                   1,932         1,658
                                       ----------   -----------
   Total Other Assets                     18,427        19,506
                                       ----------   -----------
   Total Assets                         $109,914      $105,128
                                       ==========   ===========


                EMPIRE GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

            (Dollars In Thousands, Except Per Share Amount)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          March 31, 1996     June 30,
                                           (Unaudited)         1995
                                          --------------      -------
Current Liabilities

   Current Maturities of Long-Term Debt      $ 2,500         $    504
   Accounts Payable and Accrued Expenses      15,132           12,376
                                         -------------    ------------

       Total Current Liabilities              17,632           12,880
Long-Term Debt (Note 3)                      120,527          115,143
Deferred Income Taxes                         10,540           13,140
Accrued Self Insurance Liability (Note 2)        516              911
                                         -------------    ------------
       Total Liabilities                     149,215          142,074
                                         -------------    ------------
Stockholders' Equity (Deficit)
  Common; $.001 Par Value; Authorized
     20,000,000 Shares, Issued March
     31, 1996 and June 30, 1995 - -
     14,291,020 Shares                            14               14
   Common Stock Purchase Warrants              1,227            1,227
   Additional Paid-In Capital                 27,279           27,279
   Retained Earnings                          20,154           22,509
                                         -------------    ------------
                                              48,674           51,029
Treasury Stock at Cost
   March 31, 1996 and June 30, 1995
     12,711,795 Shares                       (87,975)         (87,975)
                                         -------------    ------------
Total Stockholders' Equity (Deficit)         (39,301)         (36,946)
                                         -------------    ------------

Total Liabilities and Stockholders'
  Equity (Deficit)                          $109,914         $105,128
                                         =============    ============


See Notes to Condensed Consolidated Financial Statements


                EMPIRE GAS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)
               (In Thousands, Except Per Share Amounts)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                    MARCH 31                MARCH 31
                              ------------------       -----------------
                              1996        1995        1996         1995
                              ----        ----        ----         ----
Operating Revenue           $ 34,214     $ 27,871    $ 70,137     $ 63,243
Cost of Product Sold          18,077       13,493      35,901       30,720
                            ---------   ----------  ----------   ----------
Gross Profit                  16,137       14,378      34,236       32,523
                            ---------   ----------  ----------   ----------

Operating Costs and Expenses
  General and                  7,335        7,644      21,388       21,559
Administrative
   Depreciation and            1,706        1,965       4,769        4,743
Amortization
                            ---------   ----------  ----------   ----------
                               9,041        9,609      26,157       26,302
                            ---------   ----------  ----------   ----------

Operating Income               7,096        4,769       8,079        6,221
                            ---------   ----------  ----------   ----------

Other Income (Expense)

   Interest Expense, Net     (2,671)      (2,676)     (7,921)      (7,960)
   Amortization of Debt

      Discount and Expense   (1,488)      (1,254)     (4,149)      (3,624)
   Gain (Loss) on Sale of
    Assets                     (119)         261         736          320
                            ---------   ----------  ----------   ----------
                             (4,278)      (3,669)    (11,334)     (11,264)
                            ---------   ----------  ----------   ----------
Income (Loss) Before
   Income Taxes               2,818        1,100     (3,255)      (5,043)

Provision (Credit) for
   Income Taxes               1,100          500       (900)      (1,600)
                            ---------   ----------  ----------   ----------

Net Income (Loss)            $ 1,718      $   600   $ (2,355)    $ (3,443)
                            =========   ==========  ==========   ==========

Income (Loss) Per Common

Share                       $    .88    $     .34   $  (1.49)    $  (2.18)
                            =========   ==========  ==========   ==========


See Notes to Condensed Consolidated Financial Statements



                EMPIRE GAS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Unaudited)
                           (In Thousands)

                                          1996            1995
                                       ------------    ------------
Cash Flows From Operating Activities
  Net (Loss)                            $  (2,355)      $  (3,443)
  Items not requiring (providing) cash
    Depreciation                            4,034           3,866
    Amortization                            4,884           4,502
    Gain on sale of assets                  (736)            (320)
    Deferred income taxes                  (2,100)         (1,900)
  Changes In:
    Trade receivables                      (6,198)         (3,214)
    Inventories                              (582)           (928)
    Prepaid expense & other                  (396)         (1,150)
    Accounts payable & accrued expenses     3,519           1,650
   Net cash provided by (used in)      ------------    ------------
      operating activities                     70            (937)
                                       ------------    ------------

Cash Flows From Investing Activities
   Purchase of property & equipment        (4,302)         (8,363)
   Acquisitions and start-ups of
   retail service centers                  (2,450)         (1,431)
   Proceeds from sales of property &
      equipment                               603             859
   Disposal of retail service centers       4,273            ----
                                       ------------    ------------
     Net cash used in investing
         activities                        (1,876)         (8,935)
                                       ------------    ------------

Cash Flows From Financing Activities
   Increase in working capital financing    2,929           8,400
   Principal payments on other
    long-term debt                           (503)           (177)
                                       ------------    ------------
    Net cash provided by financing
     activities                             2,426           8,223
                                       ------------    ------------
INCREASE (DECREASE) IN CASH                   620          (1,649)

CASH, BEGINNING OF PERIOD
                                              82            2,927
                                       ------------    ------------
CASH, END OF PERIOD                      $ 1,441          $ 1,278
                                       ============    ============

See Notes to Condensed Consolidated Financial Statements


                EMPIRE GAS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)

(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of March 31, 1996, and the condensed consolidated results of its operations and cash flows for the periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature.

      The accounting policies followed by the Company are set forth in
      Note 1 to the Company's consolidated financial statements in the 1995 Annual Report on Form 10-K.

      On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired for $30,000, 30% of the common stock of SYN Inc., the acquisition entity. The Company has entered into a Management Agreement pursuant to which the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and a $3.25 million annual overhead cost reimbursement both accrued on a pro rata basis during the year and collected on a monthly basis.

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

      The results of operations for the three-month and nine-month periods ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1995 Annual Report on Form 10-K.

      Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. Under the current general liability insurance program, the Company self-insures the first $500,000 of coverage up to $1 million in aggregate losses. In addition, the Company has a $500,000 deductible for each and every general liability incident. For the current vehicle liability program, the Company self-insures the first $500,000 of coverage (per incident).
      The Company obtains excess coverage from insurance carriers for these programs on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

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

      Interim accruals for the cost of insurance expense, which includes both self insurance and policy premium cost, are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period.

      The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

      The Company has received notification from the Internal Revenue Service for a federal income tax audit for the year ending June 30, 1994. The State of Missouri is presently auditing the Company for the years ended June 30, 1992 and 1993. Missouri has assessed the Company for additional state income taxes for which no accrual has been made for the proposed deficiency. The Company believes that it has properly reported its income and paid its taxes in accordance with applicable laws and intends to contest the proposed adjustments vigorously.

      The Company and its subsidiaries are presently involved in various state tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

      In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy Corporation, the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to and including the year ended June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Empire Energy Corporation assuming the remaining 47.7%. These liabilities, which are included in the Company's financial statements represent 52.3% of the total liability as of the respective balance sheet dates.

(3) In June 1994, the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter.

      The Company entered into a new revolving credit facility with a lender. All of the Company's receivables and inventories are pledged under the credit facility agreement, which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

      The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interests at either 1% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. At March 31, 1996, after considering $1,142,795 outstanding net letters of credit and current outstanding borrowings, the Company's available borrowings under the revolving credit line amount to $2.0 million.

(4)   Additional Cash Flow Information (In Thousands)

      Additional Cash Payment Information             1996      1995

        Interest Paid                              $  9,908    $  6,415
        Income Taxes Paid (net of refunds)         $ (1,649)   $ (2,210)

      Noncash Investing and Financing Activities

         Mortgage obligations incurred on the
          acquisition of retail service centers    $    992    $  1,433

         Capitalized lease on the acquisition of
          computer equipment                       $    283    $  ---

         Net receivable generated by the disposal
          of a retail service center               $    148    $  ---


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition.

                                        March 31            June 30,
                                     1996     1995      1995       1994

Total long-term debt (including
current maturities)               $123,027  $118,055  $115,647   $105,612

Working Capital                   $  2,708  $  3,753  $  1,636   $  6,313

Current Ratio                         1.15      1.26      1.13       1.59

During the nine months ended March 31, 1996, the Company's working capital increased by approximately $1.1 million. The increase was due primarily to increases in inventories, accounts receivable, and prepaid expenses which were financed by borrowing on the Company's revolving credit facility which is classified as long-term debt in the amount of $4.9 million. This increase was offset by approximately $3.8 million due to the impact of changes in current portions of deferred tax assets, income taxes payable, and the reclassification of additional long-term debt to current maturities.

The increase in long-term debt of approximately $7.4 million from June 30, 1995 to March 31, 1996, is due primarily to the increase in long-term debt of $3.7 million due to the amortization of original issue discount on the Company's Senior Secured Notes and the net acquisitions of retail service centers and other properties which used cash and increased long-term debt by $3.2 million. The remaining increase in long-term debt is due to the net effect of cash flows from operations and changes in working capital.

Pursuant to the terms of the Indenture for the 12 7/8% Senior Secured Notes due July 15, 2004, the Company is required to make a $4.5 million interest payment on July 15, 1996. Historically, operating cash flows improve during the fourth quarter as accounts receivable from winter sales are collected. The Company intends to meet the interest payment requirement through operating cash flows and available borrowings on its working capital facility. Cash flow will be further increased by the proceeds from planned sales of marginally profitable retail service centers and properties pursuant to its long-range business plan.

Results Of Operations

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter and net operating income for the second and third quarters. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the first quarter of fiscal 1996, the Company completed the acquisition of one retail service center located in Michigan. This service center was purchased for $419,000 in cash and $400,000 in new mortgages.

During the third quarter of fiscal 1996, the Company completed the acquisition of two retail service centers located in Arizona and one located in California. These service centers were purchased for $550,000 in cash and $592,000 in new mortgages.

During the first quarter of fiscal 1996, the Company divested of 12 retail service centers primarily located in Iowa and Wisconsin for approximately $4.5 million in cash and $148,000 in promissory notes. The following table sets forth, for the three months and nine months ending March 31, 1995, selected aggregate operating data for the retail service centers that were divested.

                              3 Months Ended            9 Months Ended
(In Thousands)                  March 31, 1995          March 31, 1995

Operating Income                   $653                    $701
Operating Revenue                $2,436                  $4,988
Gross Margin                     $1,180                  $2,239
Retail Gallons Sold               2,432                   5,751

Operating revenues for the nine months ended March 31, 1996, increased by $6.9 million as compared to the same period of the prior year. The increase is due to an increase of approximately $7.7 million in propane sales, partially offset by an approximate decrease of $800,000 in other sales. The increase in propane revenues is due to approximate increases of $5.8 million in retail propane sales and $1.9 in commercial propane sales. The increase in retail propane sales is due to an increase of approximately 7% in the average net sales price and an approximate increase of 3% in gallons sold. On a same store basis, taking into consideration the acquired and divested companies, the gallons sold would have increased by approximately 10% as compared to the same pro forma period of the prior year. The decrease in other sales is due to reduced sales of appliances and parts as a result of decreased sales emphasis and sales promotions from suppliers.

Gross profit for the nine months ended March 31, 1996, increased by approximately $1.7 million due to the increased propane sales. The increase in margin from propane sales is due to an approximate $.01 per gallon increase in the average net margin per gallon and the approximate 3% increase in gallons sold.

Operating revenues for the third quarter ended March 31, 1996, increased approximately $6.3 million as compared to the same period of the prior year. The increase is due to an increase of approximately $6.5 million in propane sales partially offset by a decrease of approximately $200,000 in other sales. The increase in propane sales is due to an approximate 10% increase in the average net sales price and an approximate 10% increase in gallons sold as compared to the same period of the prior year. The increase in the sales price is the result of rising commodity prices resulting from colder weather as compared to the same period of the prior year. The colder weather also increased the volume of gallons sold in addition to the impact of the mix of stores disposed, acquired, and start-ups discussed above. The decrease in other sales is consistent with the decreased sales emphasis and sales promotions from suppliers.

Gross profit for the three months ended March 31, 1996, increased approximately $1.7 million as compared to the same period of the prior year. The increase is due to the increases of approximately $1.6 million from propane sales and $100,000 from other sales. The increase in propane sales gross profit is due primarily to the 10% increase in volume of gas sold.
The gross profit per gallon sold was virtually unchanged.

General and administrative expenses decreased $200,000 for the nine months ended March 31, 1996, as compared to the same period of the prior year. The decrease was due to reduced general corporate overhead of $400,000 and a decrease in the provision for doubtful accounts of $100,000 due to strengthened credit policies and collection efforts. These decreases were partially offset by an increase of $300,000 in insurance expense due to increased policy premiums.

General and administrative expenses decreased $300,000 for the three months ended March 31, 1996, as compared to the same period of the prior year. The decrease was due to reduced general corporate overhead of $200,000 and a decrease in the provision for doubtful accounts of $200,000 due to strengthened credit policies and collection efforts. These decreases were partially offset by an increase of $100,000 in insurance expense due to increased policy premiums.

Interest expense was similar when compared to the same nine month and three month periods of the prior year.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.

ITEM 2, 3, 4 AND 5.

No information is reportable under these sections.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      -------

      Exhibit No.       Description

       (27)             Financial Data Schedule

(b)  Reports on Form 8-K

        None

REVIEWED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 1996 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMPIRE GAS CORPORATION
                                    Registrant

                                    /s/Mark Castaneda
                                    ____________________________
                                    MARK CASTANEDA
                                    VICE PRESIDENT - FINANCE

DATE:  May 15, 1996


                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Empire Gas Corporation
Lebanon, Missouri

      We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Springfield, Missouri
April 25, 1996