Form 10-K
period 1996-06-30
EMPIRE GAS CORP/NEW
filed 1996-09-30
CIK 922404

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended June 30, 1996
                       Commission file Number 1-6537

                          ALL STAR GAS CORPORATION
                 (formerly known as Empire Gas Corporation)
           (Exact Name of Registrant as Specified in Its Charter)

       Missouri                               43-1494323
(State or other jurisdiction                (IRS Employer
 of Incorporation or Organization)          Identification No.)

P.O. Box 303
1700 South Jefferson Street, Lebanon, Missouri          65536
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:    (417) 532-3103

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class
9% Subordinated Debentures due 2007

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 19, 1996 is: $116,480

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 19, 1996: 1,579,225.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 1700 South Jefferson, Lebanon, Missouri 65536; Telephone (417) 532-3103.


                                   PART 1


Items 1 and 2.  Business and Properties


Introduction

         All Star Gas Corporation (formerly known as Empire Gas Corporation) ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 33 years. The Company is engaged primarily in (a) the retail marketing of propane to residential, agricultural, and commercial customers, (b) the retail marketing of propane-related appliances, supplies, and equipment, and (c) the rent of consumer propane storage tanks to residential and commercial customers under various brand names, including All Star, Empiregas, and the names of numerous predecessors. During the fiscal year which ended 6/30/96, All Star Gas supplied propane to approximately 112,000 customers in 20 states from 127 retail service centers and sold approximately 88.9 million gallons.

         On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company has acquired, for $30,000, 30% of the common stock of SYN, Inc. ("Synergy"), the acquisition entity. The Company has entered into a Management Agreement pursuant to which the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual base management fee, an incentive management fee, and $3.25 million annual overhead cost reimbursement (adjusted annually for inflation). Unless specifically referenced, all information contained herein excludes information pertaining to the Synergy operations.

         On December 7, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company to acquire the stock of Myers Propane Gas Company, a large Ohio LP gas distributor. The Company has acquired 49% of the common stock of Acquisition Company (Myers), the acquisition entity. The Company entered into a Management Agreement pursuant to which the Company provides all management and administrative services. In exchange for these services, the Company is entitled a management fee upon the attainment of certain performance goals.

         Propane, a hydrocarbon with properties similar to natural gas, is separated from natural gas at gas processing plants and refined from crude oil at refineries. It is stored and transported in a liquid state and vaporizes into a clean-burning energy source that is recognized for it's transportability and ease of use relative to other forms of stand alone energy. Residential and commercial uses include heating, cooking, water heating, refrigeration, clothes drying, and incineration. Commercial uses also include metal cutting, drying, container pressurization and charring, as well as use as a fuel for internal combustion engines, such as over-the-road vehicles, forklifts, and stationary engines. Agricultural uses include brooder heating, stock tank heating, crop drying, tobacco curing, and weed control, as well as use as a motor fuel for farm equipment and vehicles.

         Propane is recognized as a clean alternative transportation fuel "ATF" by the Federal and state governments and is the most widely used ATF in the United States. The Federal government has enacted certain mandates for use of ATF's by government and private fleets under the Clean Air Act of 1990 and Energy Act of 1992. Federal and state governments have also provided various economic incentives for use of ATF's which will positively impact propane demand.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 65.5% of the Company's aggregate propane sales revenue and 72.2% of its aggregate gross margin from propane sales in fiscal year 1996. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1996 propane sales revenue, the customer base consisted of 22.6% commercial and 11.9% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.2% of revenue from sales.

         On June 30, 1994, the Company engaged in a series of transactions (the "Transaction") including the transfer of all of the shares of common stock of Empire Energy Corporation ("Energy") to the Company's former chairman, Robert W. Plaster, and certain departing directors, officers, and employees. Energy held the common stock of 136 subsidiaries of the Company that carried on the business of the Company in ten states, primarily in the Southeast. As part of the Transaction, the Company also acquired the assets of PSNC Propane Corporation ("PSNC"). Except where noted otherwise, all financial information in this report and the financial statements included with this report include the results of operations of Energy through June 30, 1994, and exclude the results of operations of PSNC, but balance sheet data for June 30, 1994, and all financial information from periods beginning thereafter exclude the assets of Energy and include the assets of PSNC.

         Sources of Supply. During 1996, approximately 80% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 20.0% and 11.0% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

         Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 16.1 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 11 over-the-road tractors and 7 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

         Deliveries to customers are made by means of 346 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

         Operations. The Company has organized its operations in a manner that the Company believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Company's retail propane distribution business is organized into 15 regions which include the 122 service centers managed, pursuant to the Management Agreements relating to Synergy and Myers. Each region is supervised by a Regional Manager. The regions are grouped into four divisions, which are supervised by Divisional Vice Presidents, or Managers. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

         A number of functions are centralized at the Company's corporate headquarters in order to achieve certain operating efficiencies as well as to enable the personnel located in the retail service centers to focus on customer service and sales. The corporate headquarters and the retail service centers are linked via a computer system. Each of the Company's primary retail service centers is equipped with a computer connected to the central management information system in the Company's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on pricing, inventory, and customer accounts. In addition, this system enables management to monitor pricing, sales, delivery, and the general operations of its numerous retail service centers and to plan accordingly to improve the operations of the Company. The Company makes centralized purchases of propane through its corporate headquarters for resale to the retail service centers enabling the Company to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

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

         Competition. The Company encounters competition from a number of other propane distributors in each geographic region in which it operates. The Company competes with these distributors primarily on the basis of service, stability of supply, availability of consumer storage equipment, and price. Propane competes primarily with natural gas, electricity and fuel oil principally on the basis of price, availability and portability.

         The Company also competes with suppliers of electricity. Generally speaking, the cost of propane compares favorably to electricity allowing the Company to enjoy a competitive advantage due to the higher costs of elec-tricity. Fuel oil does not present a significant competitive threat in the Company's primary service areas due to the following factors: (i) propane is a residue-free, cleaner energy source, (ii) environmental concerns make fuel oil relatively unattractive, and (iii) fuel oil appliances are not as efficient as propane appliances.

         Although propane is generally more expensive than natural gas on an equivalent BTU basis comparison, propane serves as an alternative to natural gas in rural areas where natural gas is not available. Propane is also utilized by natural gas customers on a stand-by basis during peak demand periods. The costs involved in building or connecting to a natural gas distribution system have tempered natural gas growth in most of the Company's trade territory.

         The Company believes the highly fragmented retail propane market presents substantial opportunities for growth through acquisitions. The Company's ability to compete through acquisitions will be limited in certain geographic areas as a result of a non-competition agreement signed in connection with the Transaction and amended in April 1995. Subject to an exception for multi-state acquisition, the non-competition agreement as amended restricts the Company from making acquisitions in certain territories in two states (southeastern Missouri and northern Arkansas) and an area within a 50-mile radius of an Energy operation in any state east of the Mississippi River until June 30, 1997. Reciprocal restrictions apply to Energy under the agreement.

         Risks of Business. The Company's propane operations are subject to all the operating hazards and risks normally incident to handling, storing, and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire.

         Effective June 30, 1996, the Company's comprehensive general and excess liability policy provides for losses of up to $101.0 million with a $250,000 self insured retention. Above the SIR is a corridor deductible of $750,000 per occurrence and $1,250,000 in the aggregate. The aggregate is shared between All Star and Synergy.

         From July 1994 until July 1996 the Company had obtained workers' compensation coverage from carriers and state insurance pools. Beginning with July 1996 the company's combined auto and workers' compensation coverage has a $250,000 deductible per occurrence. There is a $2 million stop loss aggregate on the combined auto and workers' compensation losses for Synergy and All Star Gas jointly.

         The deductibles on the comprehensive general, auto and worker's compensation mean that the Company is effectively self insured up to these deductibles.

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

         All Star Gas currently meets and exceeds Federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated, or will participate within 90 days of their employment date, in hazardous materials training. The Company has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ("NPGA") Certified Employee Training Program.

Employees

         As of September 15, 1996, the Company had approximately 617 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

Item 3.  Legal Proceedings.

         The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual shareholder meeting on July 16, 1996. The only matter presented for a vote was the re-election of Kristin L. Lindsey and Bruce M. Withers, Jr. as directors. Mrs. Lindsey and Mr. Withers were re-elected with 1,579,225 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Douglas A. Brown, Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of September 19, 1996, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

         As of September 19, 1996, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock.

         No dividends on the Common Stock of the Company were paid during the Company's 1995 or 1996 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

Item 6.  Selected Financial Data.

         The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 1996. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1996 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report. Because the operating data for the period ending June 30, 1994 do not take into account the effects of the Transaction on the Company, the data for that period are not comparable to the data for the year ended June 30, 1996.


                                                                                   Year Ended June 30,
                                                            -------------------------------------------------------------------
                                                             1992          1993           1994          1995           1996
                                                             -----         -----          ----          ----           ----
                                                                    (In thousands except ratios and per share amounts)

Operating data:

   Operating revenue                                       $111,322        $128,556       $124,452        $74,090       $82,702
   Gross profit (1)                                          61,107          68,199         66,632         39,028        39,384
   Operating expenses                                        40,052          41,845         44,966         29,694        28,382
   Depreciation & amortization.                              10,062          10,351         10,150          6,166         6,770
   Operating income                                          10,993          16,003         11,516          3,168         4,232

   Interest expense:
      Cash interest                                          10,721           9,826          8,542         10,681        10,657
      Amortization of debt discount & expenses                1,006           1,686          2,016          4,889         5,476
      Total interest expense                                 11,727          11,512         10,558         15,570        16,133
   Net income (loss) before extraordinary items (2)          (1,474)          2,228         (1,190)        (8,726)       (7,897)

Other operating data:

   Capital expenditures                                       6,703           4,358         20,015         11,874         8,838
   Cash from sale of retail service centers
        and other assets                                      3,062           1,088            366          2,956         6,177
   EBITDA  (3)                                               20,297          26,509         21,566          8,784        11,302
   Income (loss) per share before extraordinary
        items                                                 $(.11)          $.16         $(0.08)        $(5.53)       $(5.00)


                                                                                   Year Ended June 30,
                                                            -------------------------------------------------------------------
                                                             1992          1993           1994          1995           1996
                                                             -----         -----          ----          ----           ----

Balance sheet data:

   Total assets                                            $151,471        $148,020       $104,644       $105,128      $102,002
   Long-term debt (including current maturities)             78,958          79,249        105,612        115,647       122,858
   Stockholders' equity (deficit)                            24,901          25,913        (28,220)       (36,946)      (44,843)


(1) Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1996.

(3) EBITDA consists of earning before depreciation, amortization, interest, income taxes, and other non-recurring expenses. EBITDA is presented here because it is a widely accepted financial indicator of a highly leveraged company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative either (i) to operating income (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's results of operations, financial condition and liquidity should be read in conjunction with the historical consolidated financial statements of All Star Gas and the notes thereto included in this Report.

         Historical financial data for years ended prior to June 30, 1994, do not reflect either the transfer of Energy or the acquisition of the assets of PSNC in the Transaction and therefore historical data for those periods are not comparable to results for the periods subsequent to June 30, 1994. In general, these transactions have resulted in a net reduction in the number of gallons sold, and thus in results (including operating revenue, cost of the products sold, and provisions for doubtful accounts) that are related to the number of gallons sold. General and administrative expenses have also declined as a result of the elimination of salaries and related expenses of departing officers, the termination of certain agreements between the Company and its former principal shareholder or entities controlled by him, and the elimination of costs related to service centers that are no longer part of the Company.

Results of Operations

General

         All Star Gas' primary source of revenue is retail propane sales, which accounted for approximately 91% of its revenue in fiscal year 1996. Other sources of revenue include sales of service labor, gas appliances and rental of customer tanks.

         The Company's operating revenue is subject to both price and volume fluctuations. Price fluctuations are generally caused by changes in the wholesale cost of propane. The Company is not materially affected by these price fluctuations, inasmuch as it can generally recover any cost increase through a corresponding increase in retail prices. Therefore, the Company's gross profit per retail gallon is relatively stable from year to year within each customer class. Volume fluctuations from year to year are generally caused by variations in the winter weather from year to year. The severity of the weather will affect the volume sold because a substan-tial amount of the propane sold by the Company to residential and commercial customers is used for heating. Volume fluctuations do materially affect the Company's operations because lower volume produces less revenue to cover the Company's fixed costs, including any debt service costs.

         The Company's expenses consist primarily of cost of products sold, general and administrative expense and, to a much lesser extent, depreciation, amortization and interest expense. Purchases of propane inventory account for the majority of the cost of products sold. The Company's general and administrative expenses consist mainly of salaries and related employee benefits, vehicle expenses, and insurance. The Company's interest expense consists primarily of interest on its existing credit facility and the 12-7/8% Senior Secured Notes due 2004 (the "Senior Secured Notes"). Interest expense increased significantly between 1994 and 1995 as a result of issuance of the Senior Secured Notes at the end of June, 1994. Through 1999, a significant portion of the increase will be non-cash amortization of original issue discount.

Fiscal Years Ended June 30, 1996 and June 30, 1995

         Operating Revenue. Operating revenue increased $8.6 million, or 11.6%, to $82.7 million in fiscal year 1996 as compared to $74.1 million in fiscal year 1995. The increase was due to a $9.2 million increase in gas sales and the addition of the SYN, Inc. management fee of $400,000 (prorated for a 10 month period), offset by decreases of $500,000 in gas systems and appliance sales, $200,000 in service labor, and $300,000 in service charges. The increase in gas sales was due to an approximate $.06 per gallon increase in the average net sales price of propane and a net increase of approximately
2.0 million gallons, or 2.3%. Taking into account the acquisitions and dis-posals of stores in fiscal year 1996, gallonage increased 6.5 million gallons, or 8.1% on a same store basis, as a result of increased demand due to a colder winter than in fiscal year 1995 and new customer growth. Decreases in gas systems and appliance sales and the related service labor were due primarily to divestures of retail outlets. The decrease in service charges results from improved collection efforts and more stringent credit policies and procedures.

         Cost of products sold. Cost of products sold increased $7.7 million, or 21.7%, to $43.3 million in fiscal year 1996 as compared to $35.6 million in fiscal year 1995. This increase was due to an increase of approximately $8.0 million in cost of gas sales due to the net 2.0 million gallon volume increase and an approximate $.05 per gallon rise in the wholesale cost of propane offset by a decrease of approximately $300,000 in the cost of gas systems and appliance sales due to the decrease in sales volume.

         Gross profit. The Company's gross profit for the year increased $900,000, or 2.3%, to $39.4 million in fiscal year 1996 as compared to $38.5 million in fiscal year 1995. The Company's gross project per gallon increased approximately $.01 to approximately $.39 per gallon in fiscal year 1996, as a result of the increase in sales price of approximately $.06 per gallon offset by the $.05 increase in the cost of propane. The resulting increase in gross profit of $1.2 million from gas sales was offset by a decrease in gross profit of approximately $200,000 from gas systems and appliances due to the decrease in sales volume and the decrease in other revenues of approximately $100,000.

         General and administrative expense. General and administrative expenses decreased $1.1 million, or 3.8%, to $27.5 million in fiscal year 1996 compared to $28.6 million in fiscal year 1995. This decrease is due primarily to a decrease in insurance and liability claims of $300,000, an increase of $400,000 in rent and maintenance and the net effect of the Management Agreement with SYN, Inc.

         The decrease in insurance and liability claims was due to improved claim history. The increase in rent and maintenance was due primarily to the addition of new rental agreements entered into as a part of retail service centers acquired during fiscal years 1995 and 1996 and increased tank painting and building maintenance related both to the conversion to a new identity for acquired retail service centers and as part of the Company's Modernization program.

         The decrease that occurred because of the SYN, Inc. Management Agreement is due to the impact of increased costs in the other general and administrative cost centers offset by the annual overhead reimbursement made, which was $2.8 million in fiscal year 1996, and an additional one time $1.1 million payment related to the SYN, Inc. acquisition. These reimbursements were made to offset the increased costs required for the management of SYN, Inc. including additional home office employee salaries and related other costs.

         Provision for doubtful accounts. The provision for doubtful accounts decreased approximately $250,000, or 22.0%, from approximately $1.1 million in fiscal year 1995 to approximately $900,000 in fiscal year 1996. The decrease is due to the final determination of management regarding an appropriate estimate for the allowance based on historical trends, the aging of accounts receivable, and the enhanced credit and collection efforts in place.

         Depreciation and amortization. Depreciation and amortization increased by $600,000, or 9.7%, to $6.8 million in fiscal year 1996 from $6.2 million in fiscal year 1995. The increase is due to an increase in amortization of approximately $100,000 due to newly acquired goodwill and intangibles related to the acquisition of certain retail service centers. The remaining increase of $500,000 is due to the effect of increasing depreciable fixed assets through capital expenditures and acquisitions while disposing of partially or fully depreciated assets through disposals of retail service centers and other sales.

         Interest expense. Interest expense was relatively unchanged from fiscal year 1995 to 1996.


Fiscal Years Ended June 30, 1995 and June 30, 1994

         Operating revenue. Operating revenue decreased $50.3 million to $74.1 million in fiscal year 1995 as compared to $124.4 million in fiscal year 1994. The decrease was primarily due to the disposition of service centers in the Transaction, offset by increases due to the acquisition of service centers from PSNC in the Transaction. Operating revenue from service centers retained in the Transaction and acquired from PSNC was $74.8 million in fiscal year 1994. The decrease of $600,000, or .5%, in fiscal year 1995 was due to a $1.9 million decrease in gas sales offset by increases of $1.0 million in gas systems and appliances, and $300,000 in service labor. The decrease in gas sales was due to an approximately $.06 per gallon decrease in the average net sales price of propane created by competitive pressures resulting from decreased demand due to warm weather. The decrease was partially offset by a 3.9 million gallon volume increase due to the addition of retail service centers through five acquisitions and ten new startups during the fiscal year 1995. The increase in service labor is due to the increased installations from greater appliance sales and the increased service market created by the acquisitions discussed above.

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

         Gross profit. The Company's gross profit for the year decreased $28.0 million to $38.5 million in fiscal year 1995 as compared to $66.5 million in fiscal year 1994, primarily as a result of the Transaction. Gross profit from service centers retained in the Transaction and acquired from PSNC was $39.7 million in fiscal year 1994. The decrease of $1.1 million, or 1.7%, was caused by the .5% decrease in operating revenue and the 1.4% increase in cost of products sold. The Company's gross profit per gallon decreased from $.43 in 1994 for service centers retained in the Transaction and acquired from PSNC to $.38 in fiscal year 1995, as a result of the decrease in sales price of $.06 per gallon offset by the $.01 reduction in the cost of propane.

         General and administrative expense. General and administrative expenses decreased $15.4 million to $28.6 million in fiscal year 1995 from $43.9 million in fiscal year 1994, primarily as a result of saving resulting from the reduction of personnel in connection with the Transaction. As a percentage of total revenues, general and administrative expenses increased to 38.3% in fiscal year 1995 from 35.3% in fiscal year 1994. The increase is due primarily to increases as a percent of total revenues of 2.2% in salaries and commissions, .6% in professional fees, .3% in both rent and maintenance and taxes and licenses, and .4% in office expenses. These increases were partially offset by a decrease of .5% in vehicle fuel and maintenance and .4% in insurance and liability claims. Other smaller increases were incurred in miscellaneous expenses and travel and entertainment and advertising.

         The increase in salaries and commissions was due to several factors including 1) increased retail salary expense due primarily to additional employees as a result of acquisitions and startups and increased commissions as a result of increased emphasis on new customers and tank sets, and 2) increased home office salary expense as a result primarily of additional operational employees due to acquisitions and additional marketing employees to support the Company's emphasis on enhanced sales efforts. The increase in professional fees is due to fees related to the formation of a 401(k) Plan, a state income tax audit, and a supply purchase consulting agreement. The increase in rent and maintenance of buildings is primarily due to increased tank painting, building and maintenance in converting certain retail facilities to a new identity in connection with the restructuring and an increase in the rental of facilities primarily related to the six retail service centers acquired in June, 1994. The increase in taxes and licenses relates primarily to property taxes paid for six retail service centers acquired in June, 1994. The increase in office expenses is primarily due to additional spending required for the change of identity for several retail sites and additional mailings to customers. The decrease in insurance and liability claims is due to a reduction in liability claims expense as a result of reduced claims. The decrease in vehicle expense is due to the replacement of older vehicles occurring at the end of fiscal year 1994, and in early fiscal year 1995, resulting in lower maintenance expenses.

         Provision for doubtful accounts. The provision for doubtful accounts increased approximately $80,000 to a little over $1.1 million in fiscal year 1995, from a little under $1.1 million in 1994. The increase is due to the final determination of management regarding the aged balances of accounts after substantial collection efforts during fiscal year 1995, offset in part by reduction in the level of accounts receivable as a result of the Transaction.

         Depreciation and amortization. Depreciation and amortization costs decreased by $4.0 million to $6.2 million from $10.2 million, primarily as a result of the reduction in assets as a result of the Transaction. Depreciation and amortization on assets retained in the Transaction or acquired from PSNC increased by $700,000, or 12.7%, from $5.5 million for the year ended June 30, 1994, due to amortization of non-compete agreements acquired with new service centers and depreciation of the related assets purchased in June, 1994, and fiscal 1995.

         Interest expense. Interest expense increased by approximately $2.4 million, or 25.9%, to $10.7 million in fiscal year 1995 as compared to $8.5 million in 1994, due to the approximately $45 million face value of additional long-term debt outstanding as compared to the same period of the prior year, partially offset by an overall lower rate of interest, principally on the new senior secured notes issued in June 1994, as compared to the higher rates on debt repaid with the June, 1994, offering.

Liquidity and Capital Resources

         The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures and debt service obligations. Historically, the Company has met these requirements from cash flows generated by operations and from borrowings under its working capital facility.

         Cash flow provided from operating activities was $300,000 in fiscal year 1996 as compared to $3.1 million in fiscal year 1995, related primarily to an increase in interest paid over the prior year amounting to $3.0 million.

         Cash flow used in investing activities declined to a net $1.9 million in 1996 from $8.2 million in 1995. The Company's capital additions in fiscal year 1996 was $8.1 million as compared to $11.2 million in the preceding year. The Company expended $1.1 million in fiscal year 1996 in acquisitions of retail service centers whereas in 1995 the purchase of four service centers and the addition of several new start-ups amount to $7.0 million. This decrease was offset by an increase of $2.9 million due primarily to increased asset purchases in conjunction with the Company's modernization plan for providing better equipment and transportation for its retail service centers. The Company raised $6.2 million and $2.9 million from the sale of marginally profitable service centers in 1996 and 1995 respectively, the proceeds of which were used to partially fund the acquisitions noted above.

         Pursuant to the indenture for the 12 7/8% Senior Secured Notes, the Company is required to make a $4.5 million, semi-annual interest payment on each July 15 and January 15. Beginning in fiscal year 2000, the semi-annual cash interest payment on the Senior Secured Notes will increase to $8.2 million. The Company met the July, 1996, interest payment through the use of operating cash flows and available borrowings on its working capital facility. Cash flow was further increased by the proceeds from planned sales of retail service centers geographically remote from its primary market areas.

         The Company's high degree of leverage makes it vulnerable to adverse changes in the weather and could limit its ability to respond to market conditions, to capitalize on business opportunities, and to meet its contractual and financial obligations. Fluctuations in interest rates will affect the Company's financial condition inasmuch as the Company's working capital facility bears interest at a floating rate. The Company believes that, based on current levels of operations and assuming winter weather comparable to fiscal year 1996, it will be able to fund its debt service obligations from funds generated from operations and funds available under its working capital facility. The Company's credit facility will mature on June 29, 1997, at which time the Company will have to refinance or replace the facility, and may be required to pay some portion of any outstanding balance. The credit facility will be necessary to fund the Company's seasonal operations and debt service requirements. There can be no assurance that the Company will be able to refinance or replace the credit facility, or the terms upon which any such financing may occur.

         The seasonal nature of the Company's business will require it to rely on borrowings under its $15.0 million credit facility as well as cash from operations, particularly during the summer and fall months when the Company is building its inventory in preparation for the winter heating season. While approximately two-thirds of the Company's operating revenue is earned in the second and third quarters of this fiscal year, certain expense items such as general and administrative expense are recognized on a more annualized basis. Interest expense also tends to be higher during the summer and fall months because the Company relies in part on increased borrowings on its revolving credit line to finance inventory purchases in preparation for the Company's winter heating season.

         The Company intends to fund its routine capital expenditures and the purchase of assets for new retail service centers with cash from operations, borrowings under its credit facility, or other bank financing subject to borrowing availability covenants. The Company intends to fund acquisitions from sales of marginally profitable and geographically remote existing service centers, seller financing, to the extent feasible and allowable under the Senior Secured Note agreement, and with cash from operations or bank financing.

         The Company's credit facility and the indenture for the Senior Secured Notes impose restrictions on the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict the ability of the Company to acquire financing for capital expenditures and other corporate activities. These restrictions, as amended, restrict the acquisition activity of the Company based on the availability of working capital borrowing, earnings and certain proceeds less required debt service and capital and certain other expenditures or approval from the lenders. Acquisitions are further restricted to use no more than $3.0 million in cash in a twelve month period without prior approval.

         At June 30, 1996, the Company was not in compliance with the capital expenditures, interest coverage ratio and tangible net worth covenants. These covenants have been waived or amended, and the Company is in compliance with the covenants as amended.

Item 8.  Financial Statements and Supplementary Data.

         See the Consolidated Financial Statements included elsewhere herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                                      Position Held with the Company
                      Name                          Age                and Principal Occupation
           -------------------------------------- ----------- ------------------------------------------------

           Paul S. Lindsey, Jr.                       51      Chairman of the Board, Chief Executive Officer, and President
                                                              since June 1994; previously Vice Chairman of the Board (since
                                                              February 1987) and Chief Operating Office (since March 1988);
                                                              term as director expires 1997

           Douglas A. Brown                           36      Director since July 1994; member Holding Capital Group, Inc.
                                                              (since 1989); term as director expires 1997

           Kristin L. Lindsey                         48      Director/Vice President since June 1994; previously pursued charitable and other personal interest; term as director
                                                              expires 1999

           Bruce M. Withers, Jr.                      69      Director since July 1994; Chairman and Chief Executive Officer of Trident NGL Holding, Inc. (since August 1991) and President of the Transmission and Processing Division of Mitchell Energy
                                                              Corporation (1979 to 1991); term as director expires 1999

           Jim J. Shoemake                            58      Director since July 1994; partner of Guilfoil, Petzall &
                                                              Shoemake (since 1970); term as director expires 1998

           Valeria Schall                             42      Vice President since 1992; Corporate Secretary since 1985 and
                                                              Assistant to the Chairman (Assistant to the Vice Chairman prior to June 1994) since 1987

           Mark Castaneda                             32      Vice President Finance and Administration since August 1995;
                                                              previously Controller of Skelgas Propane since 1991 and an accountant at Deloitte & Touche since 1986

           Kenneth J. DePrinzio                       49      Vice President-Corporate Development since June 1996;
                                                              previously Divisional Vice President since June 1993 and
                                                              Regional Manager since May 1992.  From 1990 to 1991 Area Vice
                                                              President for Petrolane.

           Mark W. Buettner                           54      Divisional Vice President since June 1993; previously Regional
                                                              Manager since April 1989.

           J. Greg House, Sr.                         40      Vice President - Management Information Systems since June 1996;
                                                              previously Director-MIS since September 1994 and Manager-MIS,
                                                              Paul Mueller Co. since 1987.

           Robert C. Heagerty                         49      Divisional Vice President since June 1993; previously Regional
                                                              Manager since December 1986.

           Daniel P. Binning                          39      Divisional Vice President since June 1996; previously
                                                              Divisional Manager since August 1995 and Regional Manager since
                                                              August 1996 and Marketing Representative with Ferrell Gas
                                                              Corporation since December 1990.

           James M. Trickett                          46      Divisional Manager since June 1996 and Regional Manager since
                                                              August 1995.  Divisional Manager with Synergy Gas Corporation since 1990.

         After expiration of the initial terms of directors as set forth above, each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey who is employed pursuant to an employment agreement that expires June 24, 1999 (subject to extension).


Item 11.  Executive Compensation

         Executive Compensation

         The following table provides compensation information for each of the years ended June 30, 1996, 1995, and 1994 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were none) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none)


                         Summary Compensation Table

                            Annual Compensation
Name and Principal
  Position at End of Fiscal         Fiscal                                Other Annual     All Other
  Year 1996                          Year         Salary        Bonus     Compensation    Compensation
  ---------                          ----         ------        -----     ------------    ------------
Paul S. Lindsey, Jr.                 1996        $350,000          ---      ---             ---
Chief Executive Officer,             1995         350,000          ---      ---             ---
Chairman of the Board                1994         300,000       $5,000      ---             ---
and President


Employment Agreement

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

Incentive Stock Option Plan

         There were no options granted to the named officer nor exercised by him during fiscal year 1996 and no unexercised options held by him as of the end of the 1996 fiscal year.

Compensation Committee Interlocks and Insider Participation

         A compensation committee was formed in July 1994, consisting of Messrs. Withers, Shoemake, and Brown. Mr. Lindsey makes the initial recommendation concerning executive compensation for the executive officers of the Company, other than recommendations concerning his own and his wife's compensation, which are then approved by the compensation committee. The compensation committee determines the compensation of Mr. Lindsey's wife and, subject to the employment agreement described above, Mr. Lindsey.

Director Compensation

         During the last completed fiscal year, the directors of All Star Gas received an annual fee of $25,000, payable quarterly, for their services.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 19, 1996, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                          Number of Shares
Name of Beneficial Owner (1)             Beneficially Owned     Percent
- ----------------------------             ------------------     -------
Paul S. Lindsey, Jr. (2)                     1,507,610           74.7
Kristin L. Lindsey (2)                         753,805           37.3
Douglas A. Brown                               122,830            6.1
Bruce M. Withers, Jr.                           17,548            0.9
Jim J. Shoemake                                 17,548            0.9
All directors and executive
   officers as a group (8 persons)(3)        1,905,843           94.4

- -----------------

         (1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 1700 South Jefferson Street, Lebanon, Missouri 65536.

         (2) Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust. (3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 240,307 shares owned by other executive officers.

Item 13.  Certain Relationships and Related Transactions.

         Mrs. Kristin L. Lindsey, who beneficially owns approximately 47.7% of the Company's outstanding Common Stock and became a director of the Company upon consummation of the Transaction, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $202,598 in fiscal year 1996 and $157,842 in fiscal year 1995.

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

         In addition to purchased product at refineries, gas processing plants, underground storage facilities, and pipeline terminals for use by the Company, the Company also purchases product for use at the Synergy retail locations and Myers. From time to time, the Company has also purchased product which has been sold to Red Top Gas, a retail propane distributor owned by a party related to the Chief Executive Officer of the Company. At June 30, 1996, the Company had a receivable balance due from Red Top Gas in the amount of $176,000.

         During 1996, the Company sold its Cheyenne III aircraft. At the time, the Company entered into an operating lease with its Chief Executive Officer to lease a jet aircraft for use in Company travel. The lease requires $282,981 in annual payments for a term of 3 years beginning in June, 1996, and had a requirement for a $200,000 deposit.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)(1)   Financial Statements

                             Report of Independent Accountants
                             Consolidated Balance Sheets as of June 30,
                             1996 and 1995 Consolidated Statement of
                             Operations for the Years Ended
                                    June 30, 1996, 1995, and 1994
                             Consolidated Statements of the Stockholders'
                                    Equity (Deficit) for the Years Ended
                                    June 30, 1996, 1995, and 1994
                           Consolidated Statements of Cash Flows for the Years
                                    Ended June 30, 1996, 1995, and 1994

                  (a)(2)   Financial Statement Schedules

                             Schedule II Valuation and qualifying accounts

                  (a)(3)   Exhibits

Exhibit
No.               Description

3.1               Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-53343)

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 26, 1994, relating to the change of name (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-53343))

3.3 By-laws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (No. 33-53343))

4.1 Indenture between All Star Gas Corporation and J. Henry Schroder Bank & Trust company, Trustee, relating to the 9% Subordinated Debentures due December 31, 2007, and the form of 9% Subordinated Debentures due December 31, 2007, (incorporated herein by reference to Exhibit 4(a) to the All Star Incorporated and Exco Acquisition Corp. (Commission File No. 2-83683) Registration Statement on Form S-14 with the Commission on May 11, 1983); and First Supplemental Indenture thereto between All Star Gas Corporation (now known as EGOC) and IBJ Schroder Bank & Trust Co., dated as of December 13, 1989, (incorporated herein by reference to Exhibit 4(c) to All Star Gas Corporation (now known as EGOC) Registration Statement on Form 8-B filed with the Commission on February 1, 1990)

4.2 Indenture between the Company and Shawmut Bank Connecticut, National Association, Trustee, relating to the 12-7/8% Senior Secured Notes due 2004, including the 12-7/8% Senior Secured Notes due 2004, the Guarantee and the Pledge Agreement (incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

4.3 Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among All Star Gas Acquisition Corporation and Robert
                  W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn C. Hoover, Trustee; Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd
                  J. Waterman; Larry W. Bisig; Larry Weis; Robert Heagerty; Murl J. Waterman; Earl L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and All Star Gas Corporation Employee Stock Ownership Plan, Robert W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.2              1995 Stock Option Plan of All Star Gas Company
                  (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.3 Credit Agreement between the Company and Continental Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.4 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.5 Services Agreement, dated May 7, 1994, between the Company and All Star Service Corporation (incorporated herein by reference to Exhibit G of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.6 Non-Competition Agreement, dated May 7, 1994, by and among the Company, Energy, Robert W. Plaster, Stephen R. Plaster, Joseph L. Schaefer, Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit E of Exhibit
                  10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.7              Employment Agreement between the Company and Paul S.
                  Lindsey, Jr. (incorporated herein by reference to Exhibit
                  10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.8 Asset Purchase Agreement by and among the Company, All Star Gas, Inc. of North Carolina, PSNC Propane
                  Corporation, and Public Service Company of North Carolina, Incorporated (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-533343))

10.9              Indemnification Agreement between the Company and Douglas
                  A. Brown (incorporated herein by reference to Exhibit
                  10.9 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.10 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.11 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.12 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-53343))

10.13 Management Agreement between All Star Gas Corporation, Northwestern Growth Corporation and SYN Inc. dated May 17, 1995

10.14             Agreement Among Initial Stockholders and SYN Inc. dated
                  May 17, 1995

10.15 Waiver Agreement dated April 29, 1995 by and among All Star Gas Corporation, SYN Inc., Paul S. Lindsey, Jr. Northwestern Growth Corporation, All Star Energy Corporation, Robert W. Plaster, and Stephen R. Plaster (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.16+ Propane Sales Agreement dated August 24, 1995, between All Star Gas Corporation and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.17+ Supply Contract dated April 27, 1995, between All Star Gas Corporation and Phillips 66 Company (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended June 30,
                  1995)

10.18+ Dealer Sale Contract dated January 20, 1995, between All Star Gas Corporation and Conoco Inc. (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.19+ Supply Contract dated April 24, 1995 between All Star Gas Corporation and Enron Gas Liquids, Inc. (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended June 30,
                  1995)

10.20+ Amendment No. 1 to Supplement A to Loan and Securities Agreement dated June 29, 1995 between All Star Gas Corporation and Bank of America Illinois (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended June 30,
                  1995)

10.21 9/9/96 Waiver, Amendment No. 2 to Loan and Security Agreement and Amendment No. 4 to Supplement A to Loan and Security Agreement with Bank of America Illinois

10.22 7/1/96 Agreement Amending Amended and Restated Agreement Among Initial Stockholders and Syn Inc.

10.23             5/15/96 Waiver between Bank of America Illinois and All
                  Star Gas Corporation

10.24 2/13/96 Amendment No. 3 to Supplement A to Loan and Security Agreement with Bank of America Illinois

10.25             11/3/95 Agreement Among Initial Stockholders and Mac Inc.

10.26             11/3/95 Management Agreement among NWPS, Myers
                  Acquisition Company and Empire

10.27 9/28/95 Amendment No. 1 to Loan and Security Agreement and Amendment No. 2 to Supplement A to Loan and Security Agreement with Bank of America Illinois

10.28             7/31/95 Agreement Amending Management Agreement

10.29 7/31/95 Agreement Amending and Restating Agreement Among Initial Stockholders and Syn Inc.

10.30+ Propane Sales Agreement dated April 9, 1996, between All Star Gas Corporation and Warren Petroleum Company

10.31+ Amendment to Supply Contract dated August 15, 1994, between All Star Gas Corporation and Phillips 66 Company

10.32+ Supply Contract dated April 1, 1996, between All Star Gas Corporation and Conoco Inc.

10.33 June 1, 1996 Lease of Aircraft between Paul S. Lindsey Limited Liability Company and All Star Gas Corporation

21.1              Subsidiaries of the Company

27.1              Financial Data Schedules

+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

                  (b)  Reports on Form 8-K
                           None

                  (c)  Exhibits

                           See (a)(3) above.

                  (d)  Financial Statements

                           See (a)(1) above.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          All Star Gas Corporation


                          By: /s/ Paul S. Lindsey, Jr.
                             -------------------------
                              Paul S. Lindsey, Jr.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Capacity in which Signed        Date

/s/ Paul S. Lindsey, Jr.      Chief Executive Officer and   September 27, 1996
- ----------------------------- Chairman of the Board of
    Paul S. Lindsey, Jr.      All Star Gas Corporation
                              (principal executive officer)

/s/ Mark Castaneda            Vice President Finance and    September 27, 1996
- ---------------------------   Administration
    Mark Castaneda            (principal financial/
                              accounting officer)

/s/ Douglas A. Brown          Director of All Star Gas     September 27, 1996
- --------------------------    Corporation
    Douglas A. Brown

/s/ Kristin L. Lindsey        Director of All Star Gas    September 27, 1996
- --------------------------    Corporation
    Kristin L. Lindsey

/s/ Bruce M. Withers, Jr.     Director of All Star Gas    September 27, 1996
- --------------------------    Corporation
    Bruce M. Withers, Jr.

/s/ Jim J. Shoemake           Director of All Star Gas   September 27, 1996
- ---------------------------   Corporation
    Jim J. Shoemake



                           ALL STAR GAS CORPORATION
                       (FORMERLY EMPIRE GAS CORPORATION)

                            Accountants' Report and
                       Consolidated Financial Statements

                                 June 30, 1996


                        Independent Accountants' Report

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

    We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION (FORMERLY EMPIRE GAS CORPORATION) as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                     BAIRD KURTZ DOBSON

Springfield, Missouri
August 30, 1996




                           ALL STAR GAS CORPORATION

                       (FORMERLY EMPIRE GAS CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                            JUNE 30, 1996 AND 1995

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                        1996          1995
                                                        ----          ----

CURRENT ASSETS

   Cash                                              $    898    $     821
   Trade receivables, less allowance
      for doubtful accounts; 1996 - $722,
      1995 - $800                                       4,308        4,571
   Receivable from sale of retail locations             2,390           --
   Inventories                                          6,039        5,686
   Prepaid expenses                                       276          521
   Due from related parties                             1,261           --
   Refundable income taxes                                 --        1,567
   Deferred income taxes                                  995        1,350
                                                   ----------    ---------
         Total Current Assets                          16,167       14,516
                                                   ----------    ---------


PROPERTY AND EQUIPMENT, AT COST
   Land and buildings                                   8,868        9,496
   Storage and consumer service facilities             66,336       68,706
   Transportation, office and other equipment          22,203       20,015
                                                   ----------    ---------
                                                       97,407       98,217
   Less accumulated depreciation                       29,497       27,111
                                                   ----------    ---------
                                                       67,910       71,106
                                                   ----------    ---------


OTHER ASSETS

   Debt acquisition costs, net of amortization          4,228        4,856
   Excess of cost over fair value of net assets
      acquired, at amortized cost                      11,536       12,992
   Other                                                2,161        1,658
                                                   ----------    ---------
                                                       17,925       19,506
                                                   ----------    ---------

                                                    $ 102,002    $ 105,128
                                                   ==========    =========

See Notes to Consolidated Financial Statements





                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1996        1995
                                                           ----        ----

CURRENT LIABILITIES
   Checks in process of collection                      $  2,794    $  1,585
   Current maturities of long-term debt                    7,358         504
   Accounts payable                                        5,036       4,328
   Accrued salaries                                        1,051       1,233
   Accrued interest                                        4,553       4,100
   Accrued expenses                                          897       1,130
   Income taxes payable                                      181          --
                                                       ---------   ---------
         Total Current Liabilities                        21,870      12,880
                                                       ---------   ---------

LONG-TERM DEBT                                           115,500     115,143
                                                       ---------   ---------

DEFERRED INCOME TAXES                                      8,935      13,140
                                                       ---------   ---------

ACCRUED SELF-INSURANCE LIABILITY                             540         911
                                                       ---------   ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common; $.001 par value; authorized 20,000,000
      shares; issued June 30, 1996 and 1995 -
      14,291,020 shares                                       14          14
   Common stock purchase warrants                          1,227       1,227
   Additional paid-in capital                             27,279      27,279
   Retained earnings                                      14,612      22,509
                                                      ----------   ---------
                                                          43,132      51,029
   Treasury stock, at cost

      June 30, 1996  and 1995 - 12,711,795 shares        (87,975)    (87,975)
                                                      ----------   ---------
                                                         (44,843)    (36,946)
                                                      ----------   ---------

                                                       $ 102,002   $ 105,128
                                                      ==========   =========

See Notes to Consolidated Financial Statements


                                                  ALL STAR GAS CORPORATION

                                             (FORMERLY EMPIRE GAS CORPORATION)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                          YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    1996              1995              1994
                                                                    ----              ----              ----
OPERATING REVENUE                                                  $82,702           $74,090          $124,452

COST OF PRODUCT SOLD                                                43,318            35,612            57,920
                                                              ------------      ------------      ------------
GROSS PROFIT                                                        39,384            38,478            66,532
                                                              ------------      ------------      ------------

OPERATING COSTS AND EXPENSES
   Provision for doubtful accounts                                     889             1,136             1,056
   General and administrative                                       27,493            28,558            43,910
   Depreciation and amortization                                     6,770             6,166            10,150
                                                              ------------      ------------      ------------
                                                                    35,152            35,860            55,116
                                                              ------------      ------------      ------------
OPERATING INCOME                                                     4,232             2,618            11,416
                                                              ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest expense                                                (10,657)          (10,681)           (8,542)
   Amortization of debt discount and expense                        (5,476)           (4,889)           (2,016)
   Restructuring proposal costs                                         --                --              (398)
   Gain on sale of assets                                              395               550               100
   Write off of carrying value of underground
      storage facility and closing costs                              (200)             (924)           (1,400)
                                                              ------------      ------------      ------------
                                                                   (15,938)          (15,944)          (12,256)
                                                              ------------      ------------      ------------
LOSS BEFORE EQUITY IN NET INCOME
   OF AFFILIATES                                                   (11,706)          (13,326)             (840)

EQUITY IN NET INCOME OF AFFILIATES                                      59                --                --
                                                              ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                           (11,647)          (13,326)             (840)

PROVISION (CREDIT) FOR
    INCOME TAXES                                                    (3,750)           (4,600)              350
                                                              ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEMS                                     (7,897)           (8,726)           (1,190)

EXTRAORDINARY ITEMS
   Loss on extinguishment
      of debt, net of income taxes                                      --                --            (5,555)
   Excess of fair value over book
      value of Energy net assets,
      net of income taxes                                               --                --            37,870
                                                              ------------      ------------      ------------
NET INCOME (LOSS)                                            $      (7,897)    $      (8,726)    $      31,125
                                                              ============      ============      ============

See Notes to Consolidated Financial Statements



                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           1996        1995         1994
                                           ----        ----         ----

LOSS BEFORE EXTRAORDINARY

   ITEMS PER COMMON SHARE                $ (5.00)    $ (5.53)     $  (.08)

EXTRAORDINARY ITEMS PER
   COMMON SHARE
      Loss on extinguishment
         of debt, net of income taxes         --          --         (.40)
      Excess of fair value over book
         value of Energy net assets,
         net of income taxes                  --          --         2.71
                                        --------   ---------     ----------
NET INCOME (LOSS) PER COMMON
   SHARE                                 $ (5.00)   $  (5.53)     $  2.23
                                        ========   =========     ==========




                                                 ALL STAR GAS CORPORATION

                                             (FORMERLY EMPIRE GAS CORPORATION)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                      (IN THOUSANDS)

                                          Common                                                        Total
                                          Stock         Additional                                  Stockholders'
                           Common        Purchase         Paid-in        Retained       Treasury       Equity
                            Stock        Warrants          Stock         Earnings         Stock       (Deficit)

BALANCE, JUNE 30, 1994    $   14        $  1,227        $ 27,279        $31,235        $(87,975)      $(28,220)


NET LOSS                      --              --              --         (8,726)            --          (8,726)
                          ------         -------         -------         ------         ------          ------


BALANCE, JUNE 30, 1995        14           1,227          27,279         22,509         (87,975)       (36,946)


NET LOSS                      --              --              --         (7,897)            --          (7,897)
                          ------         -------         -------         ------         ------          ------


BALANCE, JUNE 30, 1996    $   14        $  1,227        $ 27,279        $14,612        $(87,975)      $(44,843)
                           =====         =======         =======         ======         =======        =======




                                                           ALL STAR GAS CORPORATION

                                                      (FORMERLY EMPIRE GAS CORPORATION)

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                (IN THOUSANDS)

                                                                         1996              1995              1994
                                                                         ----              ----              ----

     CASH FLOWS FROM OPERATING
        ACTIVITIES
      Net income (loss)                                              $ (7,897)          $ (8,726)          $ 31,125
      Items not requiring (providing) cash:
         Depreciation                                                   5,427              4,971              8,973
         Amortization                                                   6,819              6,084              3,193
         Gain on sale of assets                                          (395)              (550)              (100)
         Loss on underground storage facility                             200                924              1,400
         Undistributed earnings of affiliate                              (59)              --                 --
         Extraordinary loss                                              --                 --                5,555
         Extraordinary gain                                              --                 --              (37,870)
         Deferred income taxes                                         (3,850)            (3,000)            (3,166)
      Changes in:
         Trade receivables                                                191              1,075               (130)
         Inventories                                                     (896)              (383)             1,170
         Due from related parties                                        (599)              --                 --
         Accounts payable                                                 508                289               (254)
         Accrued expenses and self insurance                            1,243              4,682              1,377
         Prepaid expenses and other                                      (375)            (2,262)            (1,617)
                                                                     --------           --------           --------
            Net cash provided by operating activities                     317              3,104              9,656
                                                                     --------           --------           --------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Proceeds from sales of retail service
         centers and other assets                                       6,177              2,956                366
      Acquisition of retail service centers                            (1,087)            (7,047)           (12,923)
      Purchases of property and equipment                              (7,033)            (4,154)            (7,665)
                                                                     --------           --------           --------
            Net cash used in investing activities                      (1,943)            (8,245)            20,222)
                                                                     --------           --------           --------



                                                 ALL STAR GAS CORPORATION

                                             (FORMERLY EMPIRE GAS CORPORATION)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                      (IN THOUSANDS)

                                                                         1996              1995              1994
                                                                         ----              ----              ----

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Increase (decrease) in working capital
         facility                                                    $  1,331           $  5,058           $ (3,200)
      Principal payments on purchase obligations                         (837)              (346)              (203)
      Checks in process of collection                                   1,209             (1,677)             3,262
      Debenture sinking fund payments                                    --                 --               (2,023)
      Purchase of treasury stock                                         --                 --               (2,274)
      Proceeds from new debt offering                                    --                 --               96,573
      Retirement of debt with proceeds of
         new debt offering                                               --                 --              (77,897)
      Cash distributed with Empire Energy
         Corporation                                                     --                 --               (1,107)
                                                                     --------           --------           --------
            Net cash provided by financing activities                   1,703              3,035             13,131
                                                                     --------           --------           --------

INCREASE (DECREASE) IN CASH                                                77             (2,106)             2,565

CASH, BEGINNING OF YEAR                                                   821              2,927                362
                                                                     --------           --------           --------

CASH, END OF YEAR                                                    $    898           $    821           $  2,927
                                                                     ========           ========           ========






                          ALL STAR GAS CORPORATION

                     (FORMERLY EMPIRE GAS CORPORATION)
                          ALL STAR GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1996


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

NATURE OF OPERATIONS

   The Company's principal operation is the sale of wholesale and retail LP gas. Most of the Company's customers are owners of residential single or multi-family dwellings who make periodic purchases on credit. Such customers are located throughout the United States with the larger number concentrated in the central and western states and along the Pacific coast. At June 30, 1994, the Company's ownership and management was changed. See Note 2 for a description of this restructuring transaction.

ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of All Star Gas Corporation (Formerly Empire Gas Corporation) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

   Sales and related cost of product sold are recognized upon delivery of the product or service.

INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30 the inventories were:

                                                        1996         1995
                                                          (In Thousands)

   Gas and other petroleum products                   $  2,835    $  2,116
   Gas distribution parts, appliances and equipment      3,204       3,570
                                                      ---------   ---------

                                                      $  6,039    $  5,686
                                                      =========   =========

PROPERTY AND EQUIPMENT

   Depreciation is provided on all property and equipment on the straight-line method over estimated useful lives of 3 to 33 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   At June 30, 1996, the Company's only financial instruments are cash, long-term debt and related accrued interest. It was not practicable to estimate the fair value of long-term debt.

INCOME TAXES

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

AMORTIZATION

   Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the 1994 senior secured note costs (originally $5,143,000) are amortized over ten years; and the revolving credit facility costs (originally $341,000) are amortized over three years.

   Amortization of discounts on debentures and notes (Note 4) is on the effective interest, bonds outstanding method.

   The excess of cost over fair value of net assets acquired ($20,750,000) is being amortized on the straight-line basis over 25 years.

INCOME (LOSS) PER COMMON SHARE

   Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,579,225, 1,579,225 and 13,961,520 for each of the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

RECLASSIFICATION

   Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2:  RESTRUCTURING TRANSACTION

   On June 30, 1994, the Company implemented a change in ownership and management by repurchasing 12,004,430 shares of Company common stock from its former principal shareholder (Former Shareholder) and certain other departing officers in exchange for all of the shares of a subsidiary, Empire Energy Corporation (Energy), that owned 133 retail service centers located principally in the Southeast plus certain home office assets and liabilities. Certain departing officers and employees received $7.00 per share net of the stock option exercise price for the remaining 377,865 shares of common stock that they held. The Company retained ownership of 158 retail service centers located in 20 states plus certain home office assets and liabilities.

   In connection with the stock purchase, the Former Shareholder terminated his employment with the Company as well as terminated certain lease and use agreements with the Company (see Note 3). Following the stock purchase, the Company's previous chief operating officer became the Company's president, chairman of the board and principal shareholder (Principal Shareholder).

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

   The retirement of existing debt (described in Note 4) resulted in an extraordinary loss of $8,655,000, including net unamortized debt acquisition costs of $420,000 related to the debt retired. These amounts were expensed in June 1994, net of $3,100,000 of tax benefit.

   The excess of fair value of net assets of Energy ($84,031,000) over book value ($46,111,000) was an extraordinary credit to income ($37,870,000) in June 1994, net of $50,000 of income tax expense.

   The following table sets forth selected aggregate operating data for the retail service centers of the Company which were retained after the restructuring transaction and for the six retail service centers the Company acquired in North Carolina. This acquisition was consummated June 30, 1994, and was accounted for as a purchase of assets; accordingly, no revenues or expenses related to the acquisition have been included in the statement of operations for the year ended June 30, 1994.

                                                 North
                             Empire Gas         Carolina
                             Corporation        Acquisition      Pro Forma
                            (After Giving       (Unaudited)
                              Effect to        (In Thousands)
                            Restructuring
                            Transaction)

   June 30, 1994
      Operating revenue       $    64,336      $    10,501     $    74,837
      Cost of product sold         29,891            5,215          35,106
                              ---------         ----------      ----------

       Gross profit           $    34,445      $     5,286     $    39,731
                              ===========       ==========      ==========


NOTE 3:   RELATED-PARTY TRANSACTIONS

   During 1996, 1995 and 1994, the Company has purchased $202,598, $157,842 and $210,400, respectively, of paint from a corporation owned by the spouse of the Principal Shareholder of the Company. During the year the Company also advanced $251,000 to this related party which is outstanding at June 30, 1996.

   During fiscal year 1994, the Company paid an investment banking firm affiliated with a director of the Company $400,000 in return for services rendered in connection with the negotiation of the Company's revolving credit facility and with the restructuring transaction.

   Beginning July 1, 1994, the Company entered into a seven-year services agreement for a subsidiary of Energy to provide data processing and management information services to the Company. The services agreement provides for payments by the Company to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by the Company as a percentage of the gallons of LP gas sold by the Company and Energy. For the years ended June 30, 1996 and 1995, total expenses related to this services agreement were $622,060 and $1.1 million, respectively.

   Beginning July 1, 1994, the Company entered into a new lease agreement with a corporation owned principally by the Former Shareholder to lease its corporate office space. The new lease requires annual rent payments of $75,000 for a period of seven years, with two three-year renewal options.

   In 1996 the Company entered into an operating lease with the Principal Shareholder for a jet aircraft. The lease requires $282,981 in annual payments for a term of 3 years beginning in June 1996. The lease also requires a deposit of $200,000 which was paid in June 1996.

   On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company acquired 30% of the common stock of SYN Inc., the acquisition entity, for $30,000 and entered into a Management Agreement pursuant to which the Company provides management services for SYN Inc. Under the terms of the Management Agreement, the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company receives a $500,000 annual management fee and $3.25 million annual overhead cost reimbursement. During 1996 the Company received total payments of $3,281,000 related to management fees and overhead reimbursement. In addition, $1,103,000 was reimbursed to the Company for initial costs incurred related to the Synergy acquisition. The net loss of SYN Inc. was $2.0 million after considering preferred dividends for 1996. The Company's 1996 equity share of the SYN Inc. loss was limited to its basis of $30,000.

   During 1996, the Company purchased on behalf of SYN, Inc. $42.0 million of LP gas which was then transferred to them. A receivable of $116,000 has been recorded primarily related to amounts owed the Company for purchases of inventory and service provided on behalf of SYN Inc.

   During 1996, the Company exchanged real and personal property of four of its locations for three of SYN Inc.'s retail locations. The value of the Company's locations exchanged was approximately $1,713,000 with the value of SYN Inc.'s locations received of approximately $1,615,000 resulting in a difference of $98,000 which was paid to the Company. In June 1996 the Company sold to SYN Inc. one retail service center for $662,000 which is recorded as a receivable at June 30, 1996.

   During 1996 the Company acquired 49% of the common stock of Myers Acquisition Company (Myers) through a joint venture with Northwestern Growth Corporation. Myers acquired the stock of a retail LP distributor in Ohio. At June 30, 1996, the Company has a receivable balance due from this related party in the amount of $49,000. The Company's equity share in the net income of Myers was $89,000 for the year ended June 30, 1996.

   During 1996 the Company entered into lease agreements, under operating leases, for the lease of transportation equipment to Propane Resources Transportation, Inc. (PRT) of which SYN Inc. is a 15% shareholder. PRT transports LP gas to the Company's and SYN Inc.'s retail locations. The Company received $23,000 in lease income during 1996 from these leases. At June 30, 1996, the Company has a receivable balance due from this related party in the amount of $7,000.

   The Company sells LP gas to Red Top Gas, a retail LP distributor owned by a party related to the Principal Shareholder. At June 30, 1996, the Company has a receivable balance due from this related party in the amount of $176,000.

   Prior to the Restructuring Transaction described in Note 2, the Company had various related party transactions with its Former Shareholder as described below.

   The Company leased its corporate home office, land, buildings and equipment from a corporation principally owned by the Former Shareholder. The Company paid $200,000 during the year ended June 30, 1994, related to this lease. This lease was terminated effective June 30, 1994, at no additional expense to the Company.

   In connection with the stock purchase described in Note 2, the Company repurchased, at face value, $4.7 million principal amount of the Company's 2007 9% subordinated debentures from the Former Shareholder and purchased, at face value, $285,000 principal amount of the Company's 2007 9% subordinated debentures from certain departing officers and employees of the Company.

   During 1994, the Company provided data processing, office rent and other clerical services to two corporations owned principally by the Former Shareholder and was being reimbursed $7,000 per month for these services. The Company has discontinued providing these services as of June 30, 1994.

   In 1994 the Company leased a jet aircraft and an airport hanger from a corporation owned by the Former Shareholder. The lease required annual rent payments of $100,000 beginning April 1, 1992. In addition to direct lease payments, the Company was also responsible for the operating costs of the aircraft and the hanger. During the year ended June 30, 1994, the Company paid direct rent of $75,000. This lease was terminated effective June 30, 1994, at no additional expense to the Company.

   The Company paid $150,000 in the year ended June 30, 1994, to a corporation owned by the Former Shareholder pursuant to an agreement providing the Company the right to use business guest facilities owned by the corporation. This agreement was terminated effective June 30, 1994, at no additional expense to the Company.

NOTE 4:  LONG-TERM DEBT

   Long-term debt at June 30 consisted of (In Thousands):

                                                  1996            1995
                                                  ----            ----
    Working capital facility (A)               $ 6,389      $    5,058
    12_% Senior Secured Notes, due 2004 (B)    107,758         103,019
    9% Subordinated Debentures, due 2007 (C)     5,203           5,094
    Purchase contract obligations and
      capital leases (D)                         3,508           2,476
                                             ----------     -----------
                                               122,858         115,647

    Less current maturities                     7,358             504
                                           -----------     -----------
                                         $    115,500    $    115,143
                                           ===========     ===========

(A) The working capital facility was provided to the Company in June 1994 in conjunction with the offering of the 12 7/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories are pledged to the agreement which contains tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends. At June 30, 1996, the Company was not in compliance with the original capital expenditures, tangible net worth and interest coverage ratio covenants. At June 30, 1995, the Company was not in compliance with the capital expenditures and interest coverage covenants. The bank has waived and amended the covenants, and the Company is in compliance with the amended covenants.

       The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. In addition, the Company can borrow an additional $1.5 million during the period September 9, 1996, to December 31, 1996. The facility bears interest at either 1.5% over prime or 3.0% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $1,793,000 at June 30, 1996, after considering $1,603,000 of outstanding letters of credit. The letters of credit are principally related to the Company's self-insurance program (Note 6). The working capital facility is due on June 29, 1997 (see Note 14).

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

       The original principal amount of the notes issued ($127,200,000) was adjusted ($27,980,000) to give effect for the original issue discount and the common stock purchase warrants (effective interest rate of 13.0%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest, bonds outstanding method. The face value of notes outstanding at June 30, 1996 and 1995, is $127,200,000.

       The proceeds from this new offering were used to repay existing debt; fund an acquisition; repurchase Company stock and for working capital (Note 2).

       Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis; the aggregate assets and liabilities of the guarantor subsidiaries are substantially equivalent to the assets and liabilities of the parent on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed to be material.

       The guarantor subsidiaries are restricted from paying dividends to the Company during any periods of default under the respective debt agreements, or in periods where the Company has borrowed under the overadvance option described above.

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

       The original principal amount of debentures issued ($27,313,000) was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. The face value of debentures outstanding at June 30, 1996 and 1995, is $23,215,000 of which $13,469,200 are registered in the name of the Company.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering data processing equipment for years expiring 1998. At June 30, 1996 and 1995, these obligations carried interest rates from 7% to 10% and are due periodically through 2005.

    Aggregate annual debt service requirements (in thousands) of the long-term debt outstanding at June 30, 1996, are:

                                                                 Total
                      Principal              Interest        Debt Service

      1997          $       7,358 *        $    10,023       $     17,381
      1998                    980                9,945             10,925
      1999                    511                9,885             10,396
      2000                    244               17,328             17,572
      2001                    231               17,309             17,540
   Thereafter             137,518               54,394            191,912
                     ------------           ----------        -----------

                    $     146,842          $   118,884       $    265,726
                     ============           ==========        ===========

* Includes the working capital facility which the Company intends to refinance See Note 14).

NOTE 5:  INCOME TAXES

    The provision for income taxes includes these components.

                                    1996           1995         1994
                                    ----           ----         ----
                                               (In Thousands)

   Taxes currently payable
     (refundable)                 $     100     $   (1,600)    $    2,887
   Deferred income taxes             (3,850)        (3,000)        (2,537)
                                   --------      ---------      ---------

                                  $  (3,750)    $   (4,600)    $      350
                                   ========      =========      =========


   The tax effects of temporary differences at June 30 related to deferred taxes were:

                                                                                           1996              1995
                                                                                           ----              ----
                                                                                               (In Thousands)

   Deferred Tax Assets

      Allowance for doubtful accounts                                             $         271     $         300
      Accounts receivable advance collections                                               380               347
      Self-insurance liabilities and contingencies                                          534               604
      Original issue discount                                                             3,341             1,564
      Net operating loss carryforwards                                                    1,769                --
      Alternative minimum tax credit                                                      1,200             1,300
                                                                                   ------------      ------------
                                                                                          7,495             4,115

   Deferred Tax Liability

      Accumulated depreciation and tax cost differences                                 (15,435)          (15,905)
                                                                                         -------           -------

         Net deferred tax liability                                               $      (7,940)    $     (11,790)
                                                                                   ============      ============

   The above net deferred tax asset (liability) is presented on the June 30 balance sheets as follows:

                                                                                           1996              1995
                                                                                           ----              ----
                                                                                               (In Thousands)

   Deferred Tax Assets

   Deferred tax asset - current                                                   $         995     $       1,350
   Deferred tax liability - long-term                                                    (8,935)          (13,140)
                                                                                   ------------      ------------

         Net deferred tax liability                                               $      (7,940)    $     (11,790)
                                                                                   ============      ============



   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                               1996        1995        1994
                                               ----        ----        ----
                                                        (In Thousands)

Computed at the statutory rate (34%)        $ (3,960)    $ (4,531)    $  (285)

Increase (decrease) resulting from:
   Amortization of excess of cost over
     fair value of assets acquired               279          303         393
   State income taxes - net of federal
     tax benefit                                (347)        (411)        150
   Nondeductible travel costs and
     other expenses                              112           39          56
   Other                                         (84)                      36
   Additional accruals                           250

      Actual tax provision                  $ (3,750)    $ (4,600)    $   350
                                            ============  =========   =======

   At June 30, 1996, the Company had approximately $1.2 million of alternative minimum tax credits available to offset future federal income taxes which expire in the year 2010. The Company also has operating loss carryforwards of $4.7 million which expire in the year 2011.

NOTE 6:  SELF-INSURANCE AND RELATED CONTINGENCIES

   Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. The Company has a $500,000 deductible for each and every general liability incident. In addition, the Company self-insures the first $500,000 of coverage above the deductibles up to $1 million in aggregate losses. For the vehicle liability program, the Company self-insures the first $500,000 of coverage (per incident). The Company obtains excess coverage from carriers for these programs on claims-made basis policies.

   Prior to July 1, 1995, the Company's excess coverage for comprehensive general liability provided a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. For the policy periods prior to July 1, 1991, July 1, 1992, through June 30, 1993, and July 1, 1993, through June 30, 1994, the Company has provided for aggregate comprehensive general liability losses through the policies' $1 million loss limit. Additional losses, if any, are insured by the excess carrier and should not result in additional expense to the Company. As of June 30, 1995, the Company estimates losses for the comprehensive general liability policy periods July 1, 1991, through June 30, 1992, and July l, 1994, through June 30, 1995, and July 1, 1995, through June 30, 1996, will not reach the $1 million loss limits and has provided accordingly.

   Effective July 1, 1993, the Company self-insured the first $500,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $2.3 million in connection with this program of which $856,000 is outstanding at June 30, 1996. Effective July 16, 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

   Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. A summary of the self-insurance liability, general, vehicle and workers' compensation liabilities (in thousands) for the years ended June 30, 1996, 1995 and 1994, are:


                             Beginning                   Self-                    Ending
                               Self-        Self-       Insured  Restructuring     Self-
                             Insurance    Insurance     Claims    Transaction    Insurance
                             Liability    Expenses       Paid      (Note 2)      Liability
                             ---------    --------     --------  ------------    ---------

   June 30, 1994               $2,334       $3,709        $2,464    $1,707      $1,872
   June 30, 1995               $1,872         $668        $1,129                $1,411
   June 30, 1996               $1,411         $252          $623                $1,040




   The ending accrued liability includes $175,000 for incurred but not reported claims at June 30, 1996, $350,000 at June 30, 1995, and $125,000 at
June 30, 1994. The current portion of the ending liability of $500,000 at June 30, 1996, 1995 and 1994, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

   The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program and other business related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

   The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $547,000, $240,000 and $979,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

   In conjunction with the restructuring transaction (Note 2), the Company and Energy have agreed to share on a percentage basis the self-insured liabilities and other business related lawsuits incurred prior to June 30, 1994, including both reported and unreported claims. The self-insured liabilities included under this agreement include general, vehicle, workers' compensation and health insurance liabilities. Under the agreement, the Company assumed 52.3% of the liability with Energy assuming the remaining 47.7%.

NOTE 7:  CONTINGENCIES

   The State of Missouri has assessed the Company approximately $1,400,000 for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. The Company has protested these assessments and is currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. The Company believes that it has a strong position on this matter and intends to vigorously contest the assessment.

   The Internal Revenue Service (IRS) has begun a federal income tax audit of the Company for the year ended June 30, 1994. While the audit is still in process, the audit has principally focused on the deductibility of certain professional fees and travel and entertainment expenses as well as in the tax-free treatment of the restructuring transaction (See Note 2).

   In conjunction with the restructuring transaction, the Company and Energy agreed to share on a percentage basis amounts incurred related to federal and state tax audits for fiscal years June 30, 1994, and prior.

   The restructuring transaction was structured with the intent of qualifying for tax-free treatment under Section 355 of the Internal Revenue Code and the Company obtained a private letter ruling (the "Letter Ruling") from the IRS confirming such treatment, subject to certain representations and conditions specified in the Letter Ruling. The IRS is currently conducting an audit of the Company for the year in which the restructuring transaction occurred. If the IRS were to reverse the position it took in the Letter Ruling and prevail on a challenge to the tax-free treatment of the restructuring transaction, the Company would be liable along with Energy for a portion of any taxes, interest and penalties due. The Company's liability could exceed the percentage under the tax indemnity agreement with Energy if Energy were unable to fund its percentage share under that agreement. If the Company were held liable for any taxes, interest or penalties in connection with the above restructuring transaction, the amount of this liability could be substantial and could adversely effect the Company's financial position.

   The Company and its subsidiaries are presently involved in other various state tax audits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 8:  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

   The table below summarizes transactions under the Company's stock option plan:

                                    Number
                                    of Shares            Option Price

      Balance June 30, 1993         129,250             $1.12    -   $1.50
        Exercised                  (129,250)             1.12    -    1.50
                                 ----------
      Balance June 30, 1994            -0-
        Issued                      377,926                          $7.00
                                 -----------
      Balance June 30, 1995         377,926                          $7.00
        Issued                       66,000                          $7.00
                                -----------

      Balance June 30, 1996         443,926
                                ===========

   In June 1994 all outstanding stock options were exercised in connection with the restructuring transaction (see Note 2). During the year ended June 30, 1995, a new stock option plan was approved resulting in the issuance of additional options.

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

   The table below summarizes warrant activity of the Company:

                                  Number
                                of Shares                Exercise Price

        Issued                    175,536                     $.01
                                  --------

        Balance at June 30, 1996
          and 1995                175,536                     $.01
                                  ========


NOTE 9:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)


                                                                     1996         1995         1994
                                                                     ----         ----         ----
NONCASH INVESTING AND FINANCING ACTIVITIES

   Related party receivable from sale
      of retail service center                                         $662         --          --
   Note receivable from sale of retail
      service center                                                   $148         --          --
   Receivable from sale of retail
      service centers                                                $2,390         --          --
   Purchase contract obligations incurred                           $(1,111)   $(1,433)    $(1,015)
   Capitalization of leases                                           $(757)        --          --
   Debt acquisition costs in accounts payable                            --         --       $(746)
   Purchase of treasury stock, net of option
      exercise price, in accounts payable                                --         --       $(180)

   Distribution of operating assets other than cash with Empire Energy
   Corporation:

                                                                                              1994

   Current assets                                                                         $  8,185
   Fixed assets, net                                                                        51,620
   Other assets                                                                              3,822
   Current liabilities                                                                      (2,697)
   Long-term liabilities                                                                   (15,926)
                                                                                          ---------
                                                                                          $ 45,004

                                                                    1996         1995        1994
                                                                    ----         ----        ----
ADDITIONAL CASH PAYMENT INFORMATION

   Interest paid                                                    $10,216       $7,196      $9,191
   Income taxes paid (net of refunds)                               $(1,647)     $(2,321)     $2,620







NOTE 10: EMPLOYEE BENEFIT PLAN

   The Company formed in fiscal year 1995 a defined contribution retirement plan eligible to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 1995 or 1996.

NOTE 11: OPERATING LEASES

   Noncancellable operating leases for the Company expire in various years through 2004. These leases generally contain renewal options for periods ranging from 1 to 5 years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

   Future minimum lease payments (in thousands) at June 30, 1996, were:

                  1997                                $           547
                  1998                                            514
                  1999                                            420
                  2000                                            209
                  2001                                            200
                  Thereafter                                      135
                                                       --------------

                  Future minimum lease payments       $         2,025
                                                       ==============


NOTE 12: RESTRUCTURING PROPOSAL COSTS

   During the year ended June 30, 1994, the Company was considering a proposal to restructure the debt and equity of the Company. The Company abandoned the proposal and expensed the related costs of $398,000.

NOTE 13:  UNDERGROUND STORAGE FACILITY

   The Company owns salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the state of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them.

   During 1995 and 1994, charges of $924,000 and $1.4 million, respectively, were taken against earnings to reduce the carrying value of the facilities to zero. As of June 30, 1996, the Company has pursued the abandonment of the facilities at an estimated cost of $200,000 which has been charged against the current year's earnings.

NOTE 14: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

DEPENDENCE ON PRINCIPAL SUPPLIERS

   One supplier, Warren Petroleum, accounts for approximately 20% of the Company's volume of propane purchases.

ESTIMATES

   Significant estimates related to self-insurance, goodwill amortization, litigation, collectibility of receivables and income tax assessments are discussed in Notes 3, 6 and 7. Actual losses related to these items could vary materially from amounts reflected in the financial statements.

WORKING CAPITAL FACILITY

   The Company's working capital facility is due on June 29, 1997. Although the Company believes that the facility can be refinanced or replaced, in the event that the Company is unable to refinance or replace this facility, the failure to obtain alternate sources of financing for the Company's seasonal working capital and debt service requirements would have a material adverse effect on the Company.


NOTE 15: FUTURE ACCOUNTING PRONOUNCEMENTS

IMPACT OF SFAS NO. 121

   In 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to be Disposed of." The Company must adopt this standard effective July 1, 1996. The Company does not expect that the adoption of this standard will have a material impact on its financial position or results of operations.

IMPACT OF SFAS NO. 123

   The Financial Accounting Standards Board recently adopted Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement applies to financial statements for fiscal 1997. Management expects to continue to account for stock-based compensation in accordance with the provisions of APB No. 25. Therefore, SFAS 123 is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 16:  SUBSEQUENT SALES OF SUBSIDIARIES

   Subsequent to year end, the Company sold five retail service centers for sales prices totaling approximately $1.5 million in cash. Fiscal year 1996 summary data of the facilities sold were as follows:

                                                             In Thousands

         Operating revenue                                   $      1,532
         Cost of sales                                                959
                                                              -----------
         Gross profit                                        $        573
                                                              ===========
         Working capital                                     $        214
                                                              ===========
         Net property, plant and equipment                   $      1,197
                                                              ===========


       Independent Accountants' Report on Financial Statement Schedules

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

   In connection with our audit of the financial statements of ALL STAR GAS CORPORATION (FORMERLY EMPIRE GAS CORPORATION) for each of the three years in the period ended June 30, 1996, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                BAIRD KURTZ DOBSON

Springfield, Missouri
August 30, 1996



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (In Thousands)


                     Balance at    Charges     Amount              Balance at
                     Beginning    Costs and   Written                End of
Description           of Year      Expenses     Off     Other        Year

Valuation accounts
deducted from
assets to which
they apply - for
doubtful accounts
receivable:

  June 30, 1996      $800          $889         $820    $(147)(D)      $722

  June 30, 1995    $1,620        $1,136       $1,973      $17(C)       $800

  June 30, 1994    $2,657        $1,056         $520    $(1,684)(A)  $1,620
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

(D) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.