Form 10-Q
period 1996-09-30
ALL STAR GAS CORP
filed 1996-11-15
CIK 922404

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission File Number 1-6537-3

                           ALL STAR GAS CORPORATION

                       (formerly Empire Gas Corporation)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of Shares of outstanding common stock (one class only) as of October 31, 1996 was 1,579,225.


                       PART I - - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           ALL STAR GAS CORPORATION
              (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars In Thousands, Except Per Share Amounts)

                                              September 30, 1996    June 30,
                                                   (Unaudited)        1996
                                              __________________    ________
ASSETS

 Current Assets

   Cash                                           $     869        $     898
   Trade receivables - Net                            5,215            4,308
   Inventories                                        7,028            6,039
   Prepaid Expense                                    1,016              276
   Receivable from sale of Retail Locations            ----            2,390
   Due from Related Parties                           1,173            1,261
   Deferred Income Taxes                                760              995
                                                    -------          -------

   Total Current Assets                              16,061           16,167
                                                     ------           ------

Property, Plant and Equipment                        96,648           97,407
   Less Accumulated Depreciation                     29,602           29,497
                                                     ------           ------

      Fixed Assets - Net                             67,046           67,910
                                                     ------           ------

Other Assets

   Debt Acquisition Costs - Net                       4,071            4,228
   Excess of Cost Over Fair Value
      Assets Acquired - Net                          10,964           11,536
   Other                                              1,720            2,161
                                                      -----            -----

   Total Other Assets                                16,755           17,925
                                                     ------           ------

   Total Assets                                     $99,862         $102,002
                                                    =======         ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30, 1996   June 30,
                                                   (Unaudited)         1996
                                                  _________________   ________

Current Liabilities

   Current Maturities of Long-Term Debt               $    1,075   $    7,358
   Accounts Payable and Accrued Expenses                  16,393       14,512
                                                         -------      -------

       Total Current Liabilities                          17,468       21,870
Long-Term Debt (Note 4)                                  123,646      115,500
Deferred Income Taxes                                      6,700        8,935
Accrued Self Insurance Liability (Note 2)                    538          540
                                                       ---------    ---------

       Total Liabilities                                 148,352      146,845
                                                         -------      -------
Stockholders' Equity (Deficit)
   Common; $.001 Par Value; Authorized
      20,000,000 Shares, Issued Sept. 30, 1996 and
      June 30, 1996 - - 14,291,020 Shares                     14           14
   Common Stock Purchase Warrants                          1,227        1,227
   Additional Paid-In Capital                             27,279       27,279
   Retained Earnings                                      10,965       14,612
                                                          ------       ------
                                                          39,485       43,132

Treasury Stock at Cost

   September 30, 1996 and June 30, 1996                  (87,975)     (87,975)
      12,711,795 Shares                                  --------     --------

Total Stockholders' Equity (Deficit)                     (48,490)     (44,843)
                                                         --------     --------

  Total Liabilities and Stockholders' Equity             $99,862     $102,002
      (Deficit)                                          =======     ========


See Notes to Condensed Consolidated Financial Statements



                           ALL STAR GAS CORPORATION
              (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)
                   (Dollars In Thousands, Except Per Share Amounts)

                                                     1996              1995
                                                     ----              ----
Operating Revenue                                    $13,119         $11,726
Cost of Product Sold                                   7,060           5,657
                                                    --------        --------

Gross Profit                                           6,059           6,069
                                                    --------        --------

Operating Costs and Expenses

   General and Administrative                          5,827           6,269
   Depreciation and Amortization                       1,445           1,527
                                                     -------         -------
                                                       7,272           7,796
                                                     -------         -------

Operating Loss                                        (1,213)         (1,727)
                                                      -------         -------

Other Income (Expense)

   Interest Expense, Net                              (2,629)         (2,625)
   Amortization of Debt                               (1,491)         (1,330)
      Discount and Expense

   Gain (Loss) on Sale of Assets                        (314)            757
                                                     --------        -------
                                                      (4,434)         (3,198)

Income (Loss) Before
   Income Taxes                                       (5,647)         (4,925)

Provision (Credit) for
   Income Taxes                                       (2,000)         (1,700)
                                                     --------        --------

Net Income (Loss)                                    $(3,647)        $(3,225)
                                                     ========        ========


Income (Loss) Per Common Share                     $   (2.31)      $   (2.04)
                                                   ==========      ==========


See Notes to Condensed Consolidated Financial Statements




                           ALL STAR GAS CORPORATION
              (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)
                            (Dollars In Thousands)

                                                         1996          1995
                                                         ----          ----
Cash Flows From Operating Activities

  Net Loss                                           $ (3,647)      $ (3,225)
  Items not requiring (providing) cash
    Depreciation                                        1,217          1,268
    Amortization                                        1,719          1,589
    Loss (Gain) on sale of assets                         314           (757)
    Deferred income taxes                              (2,000)        (2,400)
  Changes In:

    Trade receivables                                  (1,502)        (1,344)
    Inventories                                        (1,113)        (1,963)
    Prepaid expense & other                              (330)          (706)
    Accounts payable & accrued expenses                 2,708          2,453
                                                      -------        -------
   Net cash used in operating activities               (2,634)        (5,085)
                                                      --------       --------

Cash Flows From Investing Activities

   Purchase of property & equipment                    (1,453)        (1,266)
   Acquisitions and start-ups of retail
      service centers                                  ------           (349)
   Receipts on sale of retail outlets previously
   accrued                                              3,002         ------
   Proceeds from sales of property & equipment             66            254
   Disposal of retail service centers                   1,212          4,498
                                                       ------         ------
        Net cash provided by investing activities       2,827          3,137
                                                       ------         ------

Cash Flows From Financing Activities

   Checks in process of collection                       (751)            19
   Increase in working capital financing                  668          2,155
   Principal payments on other long-term debt            (139)           (67)
                                                         -----           ----
       Net cash provided by (used in)
           financing activities                          (222)         2,107
                                                       -------        ------

INCREASE (DECREASE) IN CASH                               (29)           159

CASH, BEGINNING OF PERIOD                                 898            821
                                                     --------       --------

CASH, END OF PERIOD                                 $     869      $     980
                                                    =========      =========

See Notes to Condensed Consolidated Financial Statements



                           ALL STAR GAS CORPORATION
              (FORMERLY EMPIRE GAS CORPORATION) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly All Star Gas Corporation's (formerly Empire Gas Corporation) condensed consolidated financial position as of September 30, 1996, and the condensed consolidated results of its operations and cash flows for the periods ended September 30, 1996 and 1995.

     All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1996 Annual Report on Form 10-K.

     On September 28, 1996 the Company, Northwestern Growth Corporation (NGC), SYN Inc. (SYN) and Myers Propane Gas (Myers) entered into an agreement for the sale of various interests of the Company and the modification and termination of certain agreements between NGC, SYN and Myers on the one hand and the Company on the other hand. The agreement, among other things, provides that NGC will pay to the Company at least $15 million for all of the Company's interests in SYN and Myers upon the consummation of certain events, or if not sooner on December 31, 1997. Payment to the Company increases to $20 million if an underwritten public offering including SYN occurs. The initial registration statement for this offering was filed in October 1996. The Company may be entitled to an additional amount based on a third party's indemnification obligations to SYN. The agreement will also terminate the management agreements pursuant to which the Company provided management activities for SYN and Myers.

     During a transitional period, which is anticipated to conclude in December 1996, the Company has agreed to continue to provide liquefied petroleum, storage and management services to SYN.

     The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1996 Annual Report on Form 10-K.

     In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy Corporation (Energy), the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to and including the year ended June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Energy assuming the remaining 47.7%. Those liabilities which are included in the Company's financial statement represent 52.3% of the total liability as of the respective balance sheet dates.

     Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. Effective fiscal 1997, the Company and SYN have pooled their risks and acquired joint coverage at a reduced premium cost for each entity. The Company and SYN self insure the first $250,000 for each and every general liability incident. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate. For the vehicle and workers' compensation programs, the Company and SYN have a $250,000 deductible per occurrence with a $2.0 million aggregate stop loss. The Company obtains excess coverage on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. The Company and SYN will continue this program through fiscal 1997 notwithstanding the sale and termination agreement described in Note 1.

     Previously, the Company had a $500,000 deductible for each and every general liability incident. There was a $500,000 self insurance retention above the deductibles up to $1 million in aggregate losses. For the previous vehicle liability program the Company self insured the first $500,000 of coverage (per incident).

     The Company and certain of its subsidiaries are defendants in a lawsuit arising from an accident at a former customer's location which is not provided for in the financial statements of the Company. Although the extent, if any, of liability under the Company's self-insurance programs is not currently estimatable, the Company's insurance policies limit the potential exposure to $1 million in actual damages. Additionally, it is not determinable to what extent this liability may be shared under the indemnification agreement with Energy.

     The Company and its subsidiaries are defendants in various other lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Interim accruals for the cost of insurance expense, which include both self insurance and policy premium costs, are based on an estimate of the related annual costs compared to the estimated gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 2.2 cents per gallon sold compared to 2.9 cents per gallon in fiscal year 1996 due, in part, to the premium savings from acquiring joint policies as discussed above.

     The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

     The Internal Revenue Service (IRS) has begun a federal income tax audit of the Company for the year ended June 30, 1994. While the audit is still in process, the audit has principally focused on the deductibility of certain fees and travel and entertainment expenses as well as in the tax-free treatment of the restructuring transaction.

     The restructuring transaction was structured with the intent of qualifying for tax-free treatment under Section 355 of the Internal Revenue Code and the Company obtained a private letter ruling (the "Letter Ruling") from the IRS confirming such treatment, subject to certain representations and conditions specified in the Letter Ruling. The IRS is currently conducting an audit of the Company for the year in which the restructuring transaction occurred. If the IRS were to reverse the position it took in the Letter Ruling and prevail on a challenge to the tax-free treatment of the restructuring transaction, the Company would be liable along with Energy for any taxes, interest and penalties due. If the Company were held liable for any taxes, interest or penalties in connection with the above restructuring transaction, the amount of this liability could be substantial and could adversely effect the Company's financial position.

     The State of Missouri has assessed the Company approximately $1,400,000 for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. In conjunction with the restructuring transaction, the Company and Energy would share on a percentage basis any assessments made. The Company has protested these assessments and is currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. The Company believes that is has a strong position on this matter and intends to vigorously contest the assessment.

     The Company and its subsidiaries are presently involved in other various state tax audits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

3) The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts, if any, which do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the quarter and unrealized gains, losses on outstanding positions and open positions as of September 30, 1996, are not material.

4) In June, 1994, the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter.

     The Company entered into a new revolving credit facility with a lender. All of the Company's receivables and inventories are pledged under the credit facility agreement, which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interest at either 3% over prime or 1.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company has received an amendment to the loan agreement extending the due date of the facility to June 28, 1998, and the entire facility has therefore been classified as long-term debt. On September 30, 1996, the Company was not in compliance with the acquisition availability covenant, which the lender has waived. After considering $1,074,231 outstanding net letters of credit and current outstanding borrowings, the Company's available borrowing under the revolving credit line amounts to $2.5 million at September 30, 1996.

5)    Additional Cash Flow Information (In Thousands)

         Additional Cash Payment Information               1996         1995
         -----------------------------------               ----         ----

           Interest Paid                                $   5,074    $  4,552
           Income Taxes Paid (net of refunds)           $      36    $     29

         Noncash Investing and Financing Activities
            Mortgage obligations incurred on the
             acquisition of retail service centers      $            $    400

            Note receivable generated by the disposal
             of a retail service center                 $      24    $    148



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition.

                                     September 30               June 30,
                                  1996          1995        1996       1995
                                  ----          ----        ----       ----
Total long-term debt
(including current maturities)    $124,721     $119,308    $122,858   $115,647

Working Capital                   $(1,407)       $3,260     $(5,703)    $1,636

Current Ratio                          .92        1.22          .74      1.13

During the nine months ended September 30, 1996, the Company's working capital increased by $4.3 million. The increase was due primarily to the renewal of the credit facility, as discussed previously, resulting in a $6.3 million reduction in current maturities. This increase was offset by approximately $2.0 million in increases in accounts payable and other accruals net of other changes in accounts receivable, inventories and prepaids.

The increase in long-term debt of approximately $1.9 million from June 30, 1996 to September 30, 1996, is due primarily to $1.3 million of amortization of original issue discount on the Company's Senior Secured Notes and additional revolver borrowing to meet interest needs of approximately $5.1 million offset by the net effect of cash flows from operations and changes in working capital.

Pursuant to the terms of the Indenture for the 12 7/8% Senior Secured Notes due July 15, 2004, the Company is required to make a $4.5 million interest payment on January 15,1997. Historically, operating income increases during the second quarter as the winter selling season begins. The Company intends to meet the interest payment requirement through operating cash flows and available borrowings on its working capital facility. As discussed earlier, cash flow will be significantly impacted by the cash payment to be received from the sale of the Company's interest in SYN and Myers.

Results Of Operations

Due to the seasonal nature of it's business, the Company usually realizes a net operating loss the first quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the first quarter of fiscal 1997, the Company divested itself of 5 marginally profitable retail service centers for approximately $1.2 million in cash and $24,000 in promissory notes with $75,000 held in escrow until the completion of certain contract requirements.

Operating revenues for the first quarter of fiscal 1997 increased approximately $1.4 million as compared to the same period of the prior year. The increase was due to an increase of approximately $1.3 million in propane sales with only a slight increase in other sales. The increase in propane sales is due to a 6 cent increase in the average net sales price per gallon partially offset by a 5% decrease in gallons sold resulting primarily from the divestiture of retail centers noted above and five retail centers divested at the end of fiscal year 1996. The gross profit for the three months ended September 30, 1996, decreased only slightly.

General and administrative expenses decreased by approximately $450,000 as compared to the same period of the prior year. The decrease was due primarily to a $180,000 reduction in travel and entertainment expense, a $260,000 decrease in insurance and liability claims expense, and a $100,000 increase in overhead reimbursement from SYN offset by slight variations in other general and administrative expenses. Travel and entertainment expense declined due to significant travel required related to the SYN transaction during the same period of the prior year that wasn't experienced during the first quarter of the current year.

As discussed previously, insurance costs decreased due to the joint policies acquired for fiscal year 1997 resulting in an estimated annual savings of over $1.0 million each for both the Company and SYN. The increase in overhead reimbursement from SYN was due to a contractual inflation adjustment plus a full three months of overhead reimbursement in 1996 compared to one and a half months in 1995. In the prior year, the company also received a one time reimbursement for initial costs incurred related to the transaction of approximately $200,000.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.

ITEM 2, 3, 4 AND 5.

No information is reportable under these sections.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

      -------

         Exhibit No.                Description

          (27)                      Financial Data Schedule

(b)  Reports on Form 8-K

         On October 10, 1996 the Company filed a Current Report on Form
         8-K.


REVIEWED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 1996 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL STAR GAS CORPORATION

                                  Registrant

                                   /s/Mark Castaneda
                                   _________________________
                                  MARK CASTANEDA
                                  VICE PRESIDENT - FINANCE

DATE:  November 14, 1996



                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
All Star Gas Corporation (formerly Empire Gas Corporation)
Lebanon, Missouri

         We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION AND SUBSIDIARIES (formerly Empire Gas Corporation) as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 30, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ BAIRD, KURTZ & DOBSON

Springfield, Missouri
October 1, 1996