Form 10-Q
period 1996-12-31
ALL STAR GAS CORP
filed 1997-02-12
CIK 922404

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996
                      Commission File Number 1-6537-3

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of Shares of outstanding common stock (one class only) as of January 31, 1997 was 1,579,225.


                     PART I - - FINANCIAL INFORMATION


Item 1.     Financial Statements

                         ALL STAR GAS CORPORATION
            (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars In Thousands, Except Per Share Amounts)


                                             December 31, 1996     June 30,
                                                (Unaudited)          1996
                                             -----------------     --------
ASSETS
Current Assets
   Cash                                        $   5,028          $     898
   Trade receivables - Net                        10,967              4,308
   Inventories (Note 3)                           10,477              6,039
   Prepaid Expense                                   978                276
   Receivable from sale of Retail Locations       ------              2,390
   Due from Related Parties                        1,072              1,261
   Deferred Income Taxes                             725                995
                                                 -------         ----------

   Total Current Assets                           29,247             16,167
                                                  ------         ----------

Property, Plant and Equipment                    101,415             97,407
   Less Accumulated Depreciation                  30,427             29,497
                                                  ------         ----------

      Fixed Assets - Net                          70,988             67,910
                                                  ------         ----------

Other Assets
   Debt Acquisition Costs - Net                    3,914              4,228
   Excess of Cost Over Fair Value of
      Assets Acquired - Net                       10,680             11,536
   Other                                           3,017              2,161
                                                 -------         ----------

   Total Other Assets                             17,611             17,925
                                                  ------         ----------

   Total Assets                                 $117,846           $102,002
                                                ========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Current Maturities of Long-Term Debt          $    1,300       $    7,358
   Accounts Payable and Accrued Expenses             23,867           14,512
                                                     ------     ------------

       Total Current Liabilities                     25,167           21,870
Long-Term Debt (Note 4)                             120,567          115,500
Deferred Income Taxes                                 9,115            8,935
Accrued Self Insurance Liability (Note 2)               517              540
                                                   --------     ------------

       Total Liabilities                            155,366          146,845
                                                    -------     ------------
Stockholders' Equity (Deficit)
   Common; $.001 Par Value; Authorized
      20,000,000 Shares, Issued Dec. 31, 1996
      and June 30, 1996 - - 14,291,020 Shares            14               14
   Common Stock Purchase Warrants                     1,227            1,227
   Additional Paid-In Capital                        27,279           27,279
   Retained Earnings                                 21,935           14,612
                                                     ------     ------------
                                                     50,455           43,132

Treasury Stock at Cost
   December 31, 1996 and June 30, 1996              (87,975)         (87,975)
    12,711,795 Shares                               --------    -------------

Total Stockholders' Equity (Deficit)                (37,520)         (44,843)
                                                    --------    -------------

  Total Liabilities and Stockholders' Equity       $117,846         $102,002
    (Deficit)                                      ========     ============


See Notes to Condensed Consolidated Financial Statements



                         ALL STAR GAS CORPORATION
            (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                               (Unaudited)
             (Dollars In Thousands, Except Per Share Amounts)


                                              Three Months Ended       Six Months Ended
                                                  December 31             December 31
                                                  -----------             -----------

                                              1996         1995         1996         1995
                                              ----         ----         ----         ----
Operating Revenue                            $34,157      $24,196      $47,276      $35,923
   Cost of Product Sold                       20,294       12,167       27,354       17,824
                                              ------    ---------    ---------    ---------

   Gross Profit                               13,863       12,029       19,922       18,099
                                              ------    ---------    ---------    ---------

Operating Costs and Expenses
   General and Administrative                  7,812        7,784       13,638       14,053
   Depreciation and Amortization               1,689        1,536        3,134        3,063
                                               -----    ---------    ---------    ---------
                                               9,501        9,320       16,772       17,116
                                               -----    ---------    ---------    ---------

Operating Income                               4,362        2,709        3,150          983
                                               -----    ---------    ---------    ---------

Other Income (Expense)
   Interest Expense, Net                      (2,803)      (2,625)      (5,433)      (5,250)
   Amortization of Debt
      Discount and Expense                    (1,491)      (1,331)      (2,982)      (2,661)
   Gain on Sale of Assets                     17,801           99       17,488          855
                                              ------    ---------    ---------    ---------
                                              13,507       (3,857)       9,073       (7,056)
                                              ------    ----------   ---------    ----------

Income (Loss) Before Income Taxes             17,869       (1,148)      12,223       (6,073)

Provision (Credit) for Income Taxes            6,900         (300)       4,900       (2,000)
                                             -------    ----------   ---------    ----------

Net Income (Loss)                            $10,969     $   (848)     $ 7,323      $(4,073)
                                             =======    ==========   =========    ==========

Income (Loss) Per Common Share                $ 6.95    $ (.54)         $ 4.64       $ (2.58)
                                              ======    =======      =========    ===========


See Notes to Condensed Consolidated Financial Statements



                         ALL STAR GAS CORPORATION
            (formerly EMPIRE GAS CORPORATION) AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                               (Unaudited)
                          (Dollars In Thousands)

                                                       1996          1995
                                                       ----          ----
Cash Flows From Operating Activities
  Net Income (Loss)                                 $  7,323     $  (4,073)
  Items not requiring (providing) cash
    Depreciation                                       2,674         2,561
    Amortization                                       3,442         3,163
    Gain on sale of assets                           (17,488)         (855)
    Deferred income taxes                                450        (2,000)
  Changes In:
    Trade receivables                                 (7,136)       (7,610)
    Inventories                                       (4,531)       (1,905)
    Prepaid expense & other                             (552)       (1,028)
    Accounts payable & accrued expenses                9,699         6,175
                                                       -----     ---------
   Net cash used in operating activities              (6,119)       (5,572)
                                                      -------    ----------

Cash Flows From Investing Activities
   Purchase of property & equipment                   (4,205)       (3,344)
   Acquisition of retail service centers              (1,151)         (419)
   Receipts on sales of retail outlets
     previously accrued                                3,002           --
   Proceeds from sales of property & equipment           468           365
   Disposal of retail service centers                  1,519         4,498
   Proceeds from sale of investment in SYN Inc.       18,000           --
                                                      ------     ---------
        Net cash provided by investing activities     17,633         1,100
                                                      ------     ---------

Cash Flows From Financing Activities
   Checks in process of collection                      (420)        1,988
   Increase (decrease) in working capital
     financing                                        (6,389)        3,545
   Principal payments on other long-term debt           (575)         (343)
       Net cash provided by (used in)
         financing activities                         (7,384)        5,190

INCREASE IN CASH                                       4,130           718

CASH, BEGINNING OF PERIOD                                898           821
                                                      ------     ---------

CASH, END OF PERIOD                                 $  5,028      $  1,539
                                                    ========     =========

See Notes to Condensed Consolidated Financial Statements


                         ALL STAR GAS CORPORATION
            (FORMERLY EMPIRE GAS CORPORATION) AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                               (Unaudited)


1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly All Star Gas Corporation's (formerly Empire Gas Corporation) condensed consolidated financial position as of December 31, 1996, and the condensed consolidated results of its operations and cash flows for the periods ended December 31, 1996 and 1995. All such adjustments are of a normal recurring nature.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1996 Annual Report on Form 10-K.

    On September 28, 1996 the Company, Northwestern Growth Corporation
    (NGC), SYN Inc. (SYN) and Myers Propane Gas (Myers) entered into an agreement for the sale of various interests of the Company and the modification and termination of certain agreements between NGC, SYN and Myers on the one hand and the Company on the other hand. The agreement resulted in a payment of $18 million to the Company for, among other things, its interests in SYN and Myers. The Company may be entitled to an additional amount based on a third party's indemnification obligations to SYN. The agreement terminated the management agreements pursuant to which the Company provided management activities for SYN and Myers effective December, 1996.

    The results of operations for the six and three months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1996 Annual Report on Form 10-K.

    In conjunction with the restructuring transaction that occurred in June 1994 between the Company and Empire Energy Corporation (Energy), the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to and including the year ended June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Energy assuming the remaining 47.7%. Those liabilities which are included in the Company's financial statements represent 52.3% of the total liability as of the respective balance sheet dates.

    Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general and vehicle liability. Effective fiscal 1997, the Company and SYN have pooled their risks and acquired joint coverage. Premiums were dramatically reduced from the prior year due to a significantly improved claims record, and the benefits of pooled coverage. The Company self insures the first $250,000 for each and every general liability incident, which is reduced from $500,000 per incident in the prior year. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate for the combined companies compared to $1 million for the Company in the prior year. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence with a $2.0 million aggregate stop loss for the combined companies. The Company obtains excess coverage on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. The Company and SYN will continue the joint coverage program thru fiscal 1997.

    The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

    Interim accruals for the cost of insurance expense, which include both self insurance and policy premium costs, are based on an estimate of the related annual costs compared to the estimated gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 1.8 cents per gallon sold compared to 2.9 cents per gallon in fiscal year 1996.

    The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

    The Internal Revenue Service (IRS) has begun a federal income tax audit of the Company for the year ended June 30, 1994. While the audit is still in process, the audit has principally focused on the deductibility of certain fees and travel and entertainment expenses as well as the tax-free treatment of the restructuring transaction.

    The restructuring transaction was consummated with the intent of qualifying for tax-free treatment under Section 355 of the Internal Revenue Code. The Company obtained a private letter ruling (the "Letter Ruling") from the IRS confirming such treatment, subject to certain representations and conditions specified in the Letter Ruling. If the IRS were to reverse the position it took in the Letter Ruling and prevailed on a challenge to the tax-free treatment of the restructuring transaction, the Company would be liable along with Energy for any taxes, interest and penalties due which could be substantial and could adversely effect the Company's financial position. The Company believes that it has a strong position on this matter and has not accrued any liability.

    The State of Missouri has assessed the Company approximately $1.4 million for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. In conjunction with the restructuring transaction, the Company and Energy would share on a percentage basis any assessments made. The Company has protested these assessments and is currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. The Company believes that it has a strong position on this matter and intends to vigorously contest the assessment.

    The Company and its subsidiaries are presently involved in other various state tax audits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

3) The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for the six months and unrealized gains and losses on outstanding positions and open positions as of December 31, 1996, are not material.

4) In June, 1994, the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and bear interest at 7% through July 15, 1999, and at 12 7/8% thereafter.

    The Company's receivables and inventories are pledged under a revolving credit facility agreement with a lender, which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

    The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interest at either 3% over prime or 1.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company has received an amendment to the loan agreement extending the due date of the facility to June 28, 1998, and the entire facility has therefore been classified as long-term debt. After considering $1,074,231 outstanding net letters of credit and current outstanding borrowings, the Company's available borrowing under the revolving credit line amounts to $13.9 million at December 31, 1996.

5)  Additional Cash Flow Information (In Thousands)

          Additional Cash Payment Information              1996       1995
          -----------------------------------              ----       ----

            Interest Paid                                $5,904      $ 4,797
            Income Taxes Paid (net of refunds)           $  (86)     $(1,633)

          Noncash Investing and Financing Activities
          ------------------------------------------

            Mortgage obligations incurred on the
            acquisition of retail service centers        $2,058      $   400

            Other mortgage obligations incurred          $1,247      $   --

            Capitalized lease on the acquisition
            of computer equipment                        $  --       $   283

           Note receivable generated by the
           disposal of a retail service center           $  --       $   148


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition.

                                               December 31        June 30
                                            1996      1995     1996      1995
                                            ----      ----     ----      ----

Total long-term debt (including current  $121,867  $121,879  $122,858 $115,647 maturities)

Working Capital                            $4,080    $1,826   $(5,703)  $1,636

Current Ratio                                1.16      1.08        .74     1.13


During the six months ended December 31, 1996, the Company's working capital increased by approximately $9.8 million. The increase was due primarily to increases in inventories, trade receivables and prepaid expenses which were financed by interim borrowings on the working capital facility, accounts payable, and receipts from the sale of various assets and interests including $18.0 million from the sale of the Company's interest in SYN. Working capital was further increased by the reduction of current maturities of long-term debt from $7.4 million to $1.3 million resulting from the payoff of the working capital facility discussed below. These increases were partially offset by an increase in taxes payable of approximately $4.5 million resulting from gains on the sale of assets and the interest in SYN and from current operations.

The decrease in long-term debt of approximately $1.0 million from June 30, 1996, to December 31, 1996, is a result of the payoff of the working capital facility and other principal payments offset by increases in other long-term debt. Receipts from the sale of the Company's interest in SYN were used to pay off the working capital facility which was $6.4 million as of June 30, 1996, and for principal payments of $600,000 on existing mortgage obligations. These decreases were offset by increases to long-term debt of $2.7 million due to amortization of original issue discount on the Company's Senior Secured Notes and of $3.3 million from new mortgage obligations incurred relating to three new retail service centers and the acquisition of certain trucks and other assets. Interim borrowings on the working capital facility along with cash generated from earnings and the sale of SYN interests were used to meet interest needs of approximately $5.9 million.

Pursuant to the terms of the Indenture for the 12 7/8% Senior Secured Notes due July 15, 2004, the Company is required to make a $4.5 million interest payment on January 15, 1997. The Company intends to meet the interest payment requirement through operating cash flows, residual cash from the sale of SYN interests and available borrowings on its working capital facility.

During the quarter ended December 31, 1996, the Company granted stock options amounting to 256,200 shares under its existing stock option plan. The exercise price is $7 per share.

Results of Operations

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter and net operating income for the second quarter. Operating revenues for a particular quarter or for six months are not necessarily indicative of a full fiscal year's operations because of the seasonal element in the Company's operations. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the second quarter of fiscal 1997, the Company acquired three retail service centers which represent an addition of 3 million gallons of projected sales on an annual basis. Subsequent to December 31, 1996, the Company acquired two additional retail service centers in exchange for one existing retail service center and other consideration which are projected to result in a net increase of 3 million gallons of projected sales on an annual basis. During the first six months of fiscal 1997, the Company divested itself of 7 marginally profitable retail service centers for approximately $1.5 million in cash with $75,000 held in escrow until the completion of certain contract requirements.

Operating revenues for the six months ended December 31, 1996, increased by $11.4 million as compared to the same period of the prior year. The increase is due to increases of $10.5 million in propane sales, $300,000 each in rental revenues and miscellaneous revenues and an additional $300,000 from other revenues and sales, primarily gas systems and appliances. The increase in propane sales results from an increase of approximately 17 cents in retail prices brought about by an increase of approximately 15 cents in wholesale product cost. Total gallons sold increased less than 2% (4.5% on a same store basis) compared to the same period of the prior year primarily due to internal growth as winter weather in the regions served by the company was only mildly colder in 1996. Wholesale sales which are made to both related and unrelated parties accounted for $2.7 million of additional revenue due to the expansion of the wholesale sales program.

Gross profit for the six months ended December 31,1996, increased by $1.8 million as compared to the same period of the prior year. The increase is due to an increase of approximately $1.1 million from propane sales, $600,000 from other revenues as discussed above and $100,000 from other sales. The increase from propane sales is due to an approximate 2 cents increase in average net margin per gallon coupled with an increase of less than 2% in total gallons sold as compared to the same period of the prior year as noted above.

Operating revenues for the three months ended December 31, 1996, increased by $10 million as compared to the same period of the prior year. The increase is due to increases of $9.3 million in propane sales, $300,000 in rental revenues, and $400,000 in miscellaneous and other revenues. The increase in propane sales is primarily due to the increased prices as discussed above and an increase in gallons sold of approximately 5% for the three months due to the slightly colder weather. The remaining increase of $2.0 million in propane sales resulted primarily from wholesale sales as discussed above.

Gross profit for the three months ended December 31, 1996, increased by $1.9 million as compared to the same period of the prior year. The increase is due to an increase of approximately $1.2 million from propane sales, $600,000 from other revenues and $100,000 from other sales for primarily the same reasons as discussed for the six month period.

General and administrative expenses declined approximately $400,000 for the six months ended December 31, 1996, as compared to the same period of the prior year. This decrease is due primarily to a decrease of $900,000 in insurance premiums and liability claims expense from the benefits previously discussed offset by an increase of approximately $400,000 in salaries and commissions. The increase in salaries and commissions results from the additional staffing related to the management of SYN that was present for most of the six months ended December 31, 1996, as compared to the gradual addition of staffing required after the initial acquisition of an interest in SYN in August, 1995. Additionally, slight decreases in travel and entertainment, provision for doubtful accounts and miscellaneous expenses were offset by slight increases in vehicle fuel and maintenance, professional fees, and a reduction in overhead reimbursement related to the management of SYN due to a one time reimbursement of $500,000 in the prior year.

General and administrative expenses for the three months ended December 31, 1996, as compared to the prior year were relatively unchanged in total as increases in salaries and commissions and the reduction in overhead reimbursements were offset by decreases in insurance premiums and liability claims and other general and administrative expenses.

Interest expense for both the six and three months ended December 31, 1996, as compared to the same periods of the prior year were similar with slight increases in the current year as a result of the changing balance of the working capital facility and interest expense related to new mortgages acquired subsequent to December 31, 1995.


                       PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.           Description
          -----------           -----------
            (27)                Financial Data Schedule



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALL STAR GAS CORPORATION
                           Registrant


                           /s/ Mark Castaneda
                           ------------------------
                           MARK CASTANEDA
                           VICE PRESIDENT - FINANCE



DATE:     February 11, 1997



                     Independent Accountants' Report


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


        We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION AND SUBSIDIARIES as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Springfield, Missouri
January 31, 1997