Form 10-Q
period 1997-03-31
ALL STAR GAS CORP
filed 1997-05-15
CIK 922404

===========================================================================

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1997
                      COMMISSION FILE NUMBER 1-6537-3


                          ALL STAR GAS CORPORATION
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


                               (417) 532-3103
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No _____

Number of Shares of outstanding common stock (one class only) as of April 30, 1997 was 1,564,050.

===========================================================================




                      PART I - - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)


                                           MARCH 31, 1997          JUNE 30,
                                             (UNAUDITED)             1996
                                           --------------         ----------
Assets
 Current Assets
   Cash and cash equivalents                 $   1,665           $     898
   Trade receivables - Net                       9,450               4,308
   Inventories                                   7,112               6,039
   Prepaid Expense                                 594                 276
   Receivable from sale of Retail
     Locations                                     ---               2,390
   Due from Related Parties                         38               1,261
   Deferred Income Taxes                           700                 995
                                                ------             -------

   Total Current Assets                         19,559              16,167
                                                ------              ------

Property, Plant and Equipment                  104,232              97,407
   Less Accumulated Depreciation                31,316              29,497
                                              --------              ------

      Fixed Assets - Net                        72,916              67,910
                                               -------              ------
Other Assets
   Debt Acquisition Costs - Net                  3,762               4,228
   Excess of Cost Over Fair Value
      of Assets Acquired - Net                  13,479              12,357
   Other                                         2,779               1,340
                                               -------             -------

   Total Other Assets                           20,020              17,925
                                                ------              ------

   Total Assets                               $112,495            $102,002
                                              ========            ========





                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amount)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               MARCH 31, 1997      JUNE 30,
                                                 (UNAUDITED)         1996
                                               --------------    ----------
Current Liabilities
   Current Maturities of Long-Term Debt              $ 1,750     $    7,358
   Accounts Payable and Accrued Expenses              13,302         14,512
                                                     -------        -------

       Total Current Liabilities                      15,052         21,870
Long-Term Debt                                       125,317        115,500
Deferred Income Taxes                                  9,090          8,935
Accrued Self Insurance Liability                         352            540
                                                    --------      ---------

       Total Liabilities                             149,811        146,845
                                                     -------        -------

Stockholders' Equity (Deficit)
   Common; $.001 Par Value; Authorized
      20,000,000 Shares, Issued March
      31, 1997 and June 30, 1996 --
      14,291,020 Shares                                   14             14
   Common Stock Purchase Warrants                      1,227          1,227
   Additional Paid-In Capital                         27,279         27,279
   Retained Earnings                                  22,238         14,612
                                                      ------         ------
                                                      50,758         43,132

Treasury Stock at Cost
   March 31, 1997 12,726,970 shares
     and June 30, 1996 12,711,795 Shares             (88,074)       (87,975)
                                                    --------       --------

Total Stockholders' Equity (Deficit)                 (37,316)       (44,843)
                                                     --------       --------

  Total Liabilities and Stockholders' Equity        $112,495       $102,002
                                                    ========       ========


See Notes to Condensed Consolidated Financial Statements



                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (Unaudited)
              (Dollars In Thousands, Except Per Share Amounts)


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                               MARCH 31                     MARCH 31
                                               --------                     --------

                                           1997          1996          1997        1996
                                           ----          ----          ----        ----
Operating Revenue                         $34,135      $34,214        $81,411     $70,137
   Cost of Product Sold                    18,942       18,077         46,296      35,901
                                          -------       ------         ------      ------

   Gross Profit                            15,193       16,137         35,115      34,236
                                           ------       ------         ------      ------
Operating Costs and Expenses
   General and Administrative               7,162        7,335         20,801      21,388
   Depreciation and Amortization            1,813        1,706          4,947       4,769
                                          -------        -----        -------       -----
                                            8,975        9,041         25,748      26,157
                                          -------        -----         ------      ------

Operating Income                            6,218        7,096          9,367       8,079
                                            -----        -----          -----       -----
Other Income (Expense)
   Interest Expense, Net                   (2,622)      (2,671)        (8,054)     (7,921)
   Amortization of Debt
      Discount and Expense                 (1,579)      (1,488)        (4,561)     (4,149)
   Gain (Loss) on Sale of
      Assets                                 (215)        (119)          (580)        736
   Gain (Loss) on SYN/Myers
      Transaction                            (899)        ---          16,954         ---
                                           -------     -------         ------     -------
                                           (5,315)      (4,278)         3,759     (11,334)
                                          --------      -------       -------     --------

Income (Loss) Before Income Taxes             903        2,818         13,126      (3,255)

Provision (Credit) for Income Taxes           600        1,100          5,500      (  900)
                                            -----        -----         ------      -------

Net Income (Loss)                         $   303       $1,718        $ 7,626     $(2,355)
                                          =======       ======        =======     ========

Income (Loss) Per Common Share            $  0.19      $  1.09       $  4.88      $ (1.49)
                                          =======      =======       =======      ========

See Notes to Condensed Consolidated Financial Statements




                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (Unaudited)
                           (Dollars In Thousands)


                                                 1997             1996
                                                 ----             ----
Cash Flows From Operating Activities
  Net Income (Loss)                           $  7,626       $  (2,355)
  Items not requiring (providing) cash
    Depreciation                                 3,908           4,034
    Amortization                                 5,599           4,884
    Gain on sale of assets & investments       (16,375)           (736)
    Deferred income taxes                          450          (2,100)
  Changes In:
    Trade receivables                           (5,363)         (6,198)
    Inventories                                 (1,113)         (  582)
    Prepaid expense & other                       (306)         (  396)
    Accounts payable & accrued expenses           (211)          3,519
                                                 -----           -----
   Net cash provided by (used in)
    operating activities                        (5,785)             70
                                                -------        -------

Cash Flows From Investing Activities
   Purchase of property & equipment             (6,179)         (4,302)
   Acquisition of retail service centers        (4,334)         (2,450)
   Receipts on sales of retail outlets
      previously accrued                         3,002          ------
   Proceeds from sales of property &
      equipment                                    537             603
   Disposal of retail service centers            1,540           4,273
   Proceeds from sale of investment in
      SYN Inc.                                  18,000         -------
                                                ------         -------
     Net cash provided by (used in)
       investing activities                     12,566          (1,876)
                                                ------         -------

Cash Flows From Financing Activities
   Checks in process of collection              (1,671)         ------
   Increase (decrease) in working
     capital financing                          (3,389)          2,929
   Purchase of treasury stock                    (  99)        -------
   Principal payments on other
     long-term debt                               (855)           (503)
                                                  -----         -------
      Net cash provided by (used in)
        financing activities                    (6,014)          2,426
                                               --------         ------

INCREASE IN CASH AND CASH EQUIVALENTS              767             620

CASH, & CASH EQUIVALENTS BEGINNING OF
PERIOD                                             898             821
                                                ------          ------

CASH, & CASH EQUIVALENTS END OF PERIOD         $. 1,665       $  1,441
                                               ========       ========

See Notes to Condensed Consolidated Financial Statements




                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (Unaudited)

1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly All Star Gas Corporation's condensed consolidated financial position as of March 31, 1997, and the condensed consolidated results of its operations and cash flows for the periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1996 Annual Report on Form 10-K.

     In December, 1996 the Company and Northwestern Growth Corporation
     (NGC), completed an agreement for the sale of various interests of the Company in SYN Inc. (SYN) and Myers Propane Gas (Myers) and the modification and termination of certain agreements between NGC, SYN and Myers on the one hand and the Company on the other hand. The agreement terminated the management agreements pursuant to which the Company provided management activities for SYN and Myers effective December, 1996. The agreement resulted in a payment of $18 million to the Company resulting in a gain reflected on the Statement of Operations of $17 million which is net of transaction and other costs and fees. The Company may be entitled to an additional amount based on a third party's indemnification obligations to SYN.

     The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items since reports in the Company's 1996 Annual Report on Form 10-K.

     In conjunction with the restructuring transaction that occurred in June, 1994 between the Company and Empire Energy Corporation (Energy), the two companies have agreed to share on a percentage basis the self-insured liabilities and amounts incurred related to federal and state tax audits prior to and including the year ended June 30, 1994. Under the agreement, the Company will assume 52.3% of the liability with Energy assuming the remaining 47.7%. Those liabilities which are included in the Company's financial statements represent 52.3% of the total liability as of the respective balance sheet dates. In December 1996, Cornerstone Propane Partners, L.P. (Cornerstone), a master limited partnership, was established from the consolidation of Energy, SYN, Myers and other interests, which as the successor entity of these companies, assumes the liabilities and obligations of the predecessors.

     Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a portion of certain expected losses related primarily to comprehensive general and vehicle liability. Effective fiscal 1997, the Company and SYN pooled their risks and acquired joint coverage. Premiums were dramatically reduced from the prior year due to a significantly improved claims record, and the benefits of pooled coverage. The Company self insures the first $250,000 for each and every general liability incident, which is reduced from $500,000 per incident in the prior year. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate for the combined companies compared to $1 million for the Company in the prior year. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence with a $2.0 million aggregate stop loss for the combined companies. The Company obtains excess coverage on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

     The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Interim accruals for the cost of insurance expense, which include both self insurance and policy premium costs, are based on an estimate of the related annual costs compared to the estimated gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 1.7 cents per gallon sold compared to 2.9 cents per gallon in fiscal year 1996.

     The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

     The Internal Revenue Service (IRS) is in the process of a federal income tax audit of the Company for the year ended June 30, 1994. While the audit is still in process, the audit has principally focused on the deductibility of certain fees and travel and entertainment expenses. Subsequent to the end of the quarter, the IRS has proposed adjustments indicating a potential exposure of approximately $130,000 related to these issues.

     The State of Missouri has assessed the Company approximately $1.4 million for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. In conjunction with the restructuring transaction, the Company and Cornerstone would share on a percentage basis any assessments made. The Company has protested these assessments and is currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. The Company believes that it has a strong position on this matter and intends to vigorously contest the assessment.

     The Company and its subsidiaries are presently involved in other various state tax audits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

3) The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. The Company has no open positions as of March 31, 1997.

4) In June, 1994, the Company repaid its existing term credit facility and revolving credit facility with the proceeds from the issuance of $127,200,000 face value 12 7/8% Senior Secured Notes, due 2004. These debentures were issued at a discount and require interest payments at 7% through July 15, 1999, and at 12 7/8% thereafter.

     The Company's receivables and inventories are pledged under a revolving credit facility agreement with a lender, which contains working capital, capital expenditure, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.

     The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interest at either 1.0% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company has received an amendment to the loan agreement to (i) increase the maximum amount of aggregate cash consideration that may be paid in any twelve month period in connection with acquisitions to $15 million from $6 million, (ii) permit a certain stock repurchase transaction and (iii) lower applicable interest rates and Letter of Credit fees. After considering $1,074,231 outstanding net letters of credit and current outstanding borrowings, the Company's available borrowing under the revolving credit line amounts to $8.7 million at March 31, 1997.

5)   Additional Cash Flow Information (In Thousands)

        Additional Cash Payment Information                 1997       1996
        -----------------------------------                 ----       ----

          Interest Paid                                   $10,541     $9,908
          Income Taxes Paid (net of refunds)             $  2,935    $(1,649)

        Noncash Investing and Financing Activities
        ------------------------------------------

          Mortgage obligations incurred on the
           acquisition of retail service centers           $3,008      $ 992

          Other mortgage obligations incurred              $1,355      $----

          Capitalized lease on the acquisition
            of computer equipment                          $-----      $ 283

          Note receivable generated by the
            disposal of a retail service center            $-----      $ 148



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The following table is presented as a measure of the Company's liquidity and financial condition.

                                            MARCH 31                  JUNE 30
                                        1997        1996         1996       1995
                                        ----        ----         ----       ----

Total long-term debt (including
current maturities)                    $127,067    $123,027    $122,858    $115,647

Working Capital                          $4,507      $2,708     $(5,703)     $1,636

Current Ratio                              1.30        1.15         .74        1.13


During the nine months ended March 31, 1997, the Company's working capital increased by approximately $10.2 million. The increase was due primarily to increases in cash and trade receivables which were financed by operating cash flows and receipts from the sale of the Company's interest in SYN. Working capital was further increased by the reduction of current maturities of long-term debt from $7.4 million to $1.8 million resulting from the payoff of the majority of the working capital facility discussed below.

The increase in long-term debt (including current maturities) of approximately $4.2 million from June 30, 1996, to March 31, 1997, is primarily the result of the amortization of original issue discount on the Company's senior secured notes of $4.1 million and debt incurred on the purchase of five retail service centers and certain other assets of $4.4 million. These increases were offset by decreases to long-term debt from receipts from the sale of the Company's interest in SYN which were used to pay down the working capital facility which had a balance of $6.4 million at June 30, 1996, and $3.0 million at March 31, 1997. Additionally, the increase in long-term debt was offset by principal payments of $900,000 on existing mortgage obligations. Interim borrowings on the working capital facility along with cash generated from earnings and the sale of SYN interests were used to meet interest needs of approximately $10.5 million.

Pursuant to the terms of the Indenture for the 12 7/8% Senior Secured Notes due July 15, 2004, the Company is required to make a $4.5 million interest payment on July 15, 1997. The Company intends to meet the interest payment requirement through operating cash flows and available borrowings on its working capital facility.

RESULTS OF OPERATIONS

Due to the seasonal nature of the Company's business, the Company usually realizes a net operating loss the first quarter and net operating income for the second and third quarters. Operating revenues for a particular quarter or for nine months are not necessarily indicative of a full fiscal year's operations because of the seasonal element in the Company's operations. Other expense items such as depreciation and general and administrative expenses; however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to the increase working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

During the third quarter of fiscal 1997, the Company acquired two retail service centers and exchanged one existing retail service center which represent a net addition of 3 million gallons of projected sales on an annual basis. During the first nine months of fiscal 1997, the Company divested itself of 7 marginally profitable retail service centers for approximately $1.5 million in cash with $75,000 held in escrow until the completion of certain contract requirements.

Operating revenues for the nine months ended March 31, 1997, increased by $11.3 million as compared to the same period of the prior year. The increase is due primarily to increases of $10.9 million in propane sales which results from an increase of approximately 18 cents in retail prices brought about by an increase of approximately 14.5 cents in wholesale product cost. Total gallons sold decreased 6.5% compared to the same period of the prior year primarily due to significantly warmer winter weather in the regions served by the Company most sensitive to winter weather variances. Wholesale sales which are made to both related and unrelated parties accounted for $2.0 million of additional revenue primarily from a significant increase in the wholesale price and to a lesser extent, the expansion of the wholesale sales program.

Gross profit for the nine months ended March 31, 1997, increased by $900,000 compared to the same period of the prior year. The increase is due to an increase of approximately $400,000 from propane sales, with the balance from other revenues. The increase from propane sales is due to an approximate 3.5 cent increase in the average net margin per gallon coupled with a decrease in total gallons sold as compared to the same period of the prior year as noted above.

General and administrative expenses declined approximately $600,000 for the nine months ended March 31, 1997, as compared to the same period of the prior year. This decrease is due primarily to a reduction of $1.3 million in insurance premiums and liability claims expense from the benefits previously discussed and $300,000 in travel and entertainment expenses as a result of a reduction in costs related to the SYN management agreement. The decreases were offset by a $1.1 million reduction in the amount of reimbursement from SYN as a result of the transaction with SYN previously discussed. Additionally, decreases in airplane, office, rent and maintenance, provision for doubtful accounts and miscellaneous expenses were offset by slight increases in vehicle fuel and maintenance, salaries, professional fees, taxes and licenses and advertising.

Operating revenues for the three months ended March 31, 1997, decreased by $100,000 as compared to the same period of the prior year. The decrease is due to a decrease of $400,000 in other sales and revenues offset by a $300,000 increase in propane sales. The increase in propane sales is primarily due to an increase in retail prices of approximately 20 cents for the three months brought about by an increase of approximately 15 cents in wholesale product cost. Total gallons sold decreased approximately 17% compared to the same period of the prior year primarily due to significantly warmer winter weather in regions served by the Company most sensitive to winter weather variances.

Gross profit for the three months ended March 31, 1997, decreased by $900,000 as compared to the same period of the prior year. The decrease is due to a decrease of approximately $700,000 from propane and gas system and appliance sales and $200,000 from other revenues for primarily the same reasons as discussed for the nine month period.

General and administrative expenses for the three months ended March 31, 1997, decreased approximately $200,000 as compared to the prior year primarily due to insurance and salary expenses as previously described, offset by the loss of the SYN overhead reimbursement fees.

Interest expense for both the three and nine months ended March 31, 1997, as compared to the same periods of the prior year were similar with slight increases in the current year as a result of the changing balance of the working capital facility and interest expense related to new mortgages acquired subsequent to March 31, 1996.


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


                                  ALL STAR GAS CORPORATION
                                  Registrant

                                  /s/ Mark Castaneda
                                  ---------------------------
                                  MARK CASTANEDA
                                  VICE PRESIDENT - FINANCE

DATE:      May 13, 1997