Form 10-K
period 1997-03-31
ALL STAR GAS CORP
filed 1997-09-26
CIK 922404

United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended June 30, 1997
                      COMMISSION FILE NUMBER 1-6537


                         ALL STAR GAS CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)


                  MISSOURI                         43-1494323
      (State or other jurisdiction of             (IRS Employer
       Incorporation or Organization)           Identification No.)


   P.O. BOX 303, 1700 SOUTH JEFFERSON STREET, LEBANON, MISSOURI, 65536
          (Address of Principal Executive Offices and Zip Code)


                              (417) 532-3103
           (Registrant's Telephone Number, Including Area Code)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                           TITLE OF EACH CLASS
                  12-7/8% Senior Secured Notes Due 2004
                   9% Subordinated Debentures Due 2007

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 19, 1997 is: $116,480.

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 19, 1997: 1,564,050.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 1700 South Jefferson, Lebanon, Missouri 65536; Telephone (417) 532-3103.



                                  PART 1

Items 1 and 2.  Business and Properties

Introduction

      All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 34 years. The Company is engaged primarily in (a) the retail marketing of propane to residential, agricultural, and commercial customers, (b) the retail marketing of propane-related appliances, supplies, and equipment, and (c) the rent of consumer propane storage tanks to residential and commercial customers under various brand names, including All Star, Empiregas, and the names of numerous predecessors. During the fiscal year which ended June 30, 1997, All Star Gas supplied propane to approximately 115,000 customers in 21 states from 130 retail service centers and sold approximately 85 million gallons.

      Propane, a hydrocarbon with properties similar to natural gas, is separated from natural gas at gas processing plants and refined from crude oil at refineries. It is stored and transported in a liquid state and vaporizes into a clean-burning energy source that is recognized for its transportability and ease of use relative to other forms of stand alone energy. Residential and commercial uses include heating, cooking, water heating, refrigeration, clothes drying, and incineration. Commercial uses also include metal cutting, drying, container pressurization and charring, as well as use as a fuel for internal combustion engines, such as over-the-road vehicles, forklifts, and stationary engines. Agricultural uses include brooder heating, stock tank heating, crop drying, tobacco curing, and weed control, as well as use as a motor fuel for farm equipment and vehicles.

      Propane is recognized as a clean alternative transportation fuel "ATF" by the Federal and state governments and is the most widely used ATF in the United States. The Federal government has enacted certain mandates for use of ATF's by government and private fleets under the Clean Air Act of 1990 and Energy Policy Act of 1992. Federal and state governments have also provided various economic incentives for use of ATF's which will positively impact propane demand.

      The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 63.3% of the Company's aggregate propane sales revenue and 72.0% of its aggregate gross margin from propane sales in fiscal year 1997. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1997 propane sales revenue, the customer base consisted of 23.5% commercial and 13.2% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.3% of revenue from sales.

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

      On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company acquired, for $30,000, 30% of the common stock of SYN, Inc. ("Synergy"), the acquisition entity. The Company entered into a Management Agreement pursuant to which the Company provides all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company received a $500,000 annual base management fee, an incentive management fee, and $3.25 million annual overhead cost reimbursement (adjusted annually for inflation). Unless specifically referenced, all information contained herein excludes information pertaining to the Synergy operations.

      On December 7, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Company to acquire the stock of Myers Propane Gas Company, a large Ohio LP gas distributor. The Company acquired 49% of the common stock of Myers Acquisition Company (Myers), the acquisition entity. The Company entered into a Management Agreement pursuant to which the Company provided all management and administrative services. In exchange for those services, the Company was entitled to a management fee upon the attainment of certain performance goals.

      In December, 1996, the Company and Northwestern Growth Corporation
(NGC), completed an agreement for the sale of various interests of the Company in Synergy and Myers and the modification and termination of certain agreements between NGC, Synergy and Myers on the one hand and the Company on the other hand. The agreement terminated the management agreements pursuant to which the Company provided management activities for Synergy and Myers effective December, 1996. The agreement resulted in a payment of $18 million to the Company resulting in a gain reflected on the Statement of Operations of $17 million which is net of transaction and other costs and fees. The Company may be entitled to an additional amount based on a third party's indemnification obligations to Synergy.

      Sources of Supply. During 1997, approximately 90% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 14.0% and 12.5% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

      Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 8.24 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 11 over-the-road tractors and 17 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

      Deliveries to customers are made by means of 373 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

      Operations. The Company has organized its operations in a manner that the Company believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Company's retail propane distribution business is organized into 9 regions. Each region is supervised by a Regional Manager. The regions are grouped into two divisions, which are supervised by Senior Vice Presidents. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

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

      The Company also competes with suppliers of electricity. Generally speaking, the cost of propane compares favorably to electricity allowing the Company to enjoy a competitive advantage due to the higher costs of electricity. Fuel oil does not present a significant competitive threat in the Company's primary service areas due to the following factors: (i) propane is a residue-free, cleaner energy source, (ii) environmental concerns make fuel oil relatively unattractive, and (iii) fuel oil appliances are not as efficient as propane appliances.

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

      Effective July 1, 1997, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $101.0 million with a $200,000 self insured retention for general and excess liability losses. The company's combined auto and workers' compensation coverage has a $250,000 deductible per occurrence.

      The amounts on the comprehensive general, auto and worker's compensation mean that the Company is effectively self insured up to these amounts.

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

EMPLOYEES

      As of September 15, 1997 the Company had approximately 600 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its annual shareholder meeting on July 23, 1997. The only matter presented for a vote was the re-election of Paul S. Lindsey, Jr., and Douglas A. Brown as directors. Mr. Lindsey and Mr. Brown were re-elected with 1,564,050 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Douglas A. Brown, Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      As of September 19, 1997, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

      As of September 19, 1997, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock.

      No dividends on the Common Stock of the Company were paid during the Company's 1996 or 1997 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 1997. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1997 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report. Because the operating data for the period ending June 30, 1994 and 1993, do not take into account the effects of the Transaction on the Company, the data for that period are not comparable to the data for the year ended June 30, 1997.

                                                               YEAR ENDED JUNE 30,
                                         -----------------------------------------------------------
                                         1993         1994         1995         1996         1997
                                         ----         ----         ----         ----         ----
                                             (In thousands except ratios and per share amounts)
Operating data:

   Operating revenue                  $ 128,448    $ 124,452    $  74,090    $  82,702    $  94,543
   Gross profit (1)                      68,246       66,532       38,478       39,384       41,468
   Operating expenses                    41,892       44,866       29,144       27,987       28,853
   Depreciation & amortization           10,351       10,150        6,166        6,770        6,867
   Operating income                      16,003       11,516        3,168        4,627        5,748

   Interest expense:
      Cash interest                       9,826        8,542       10,681       10,657       10,605
      Amortization of debt discount       1,686        2,016        4,889        5,476        6,140
         & expenses

      Total interest expense             11,512       10,558       15,570       16,133       16,745
   Net income (loss) before               2,228       (1,190)      (8,726)      (7,897)       2,222
     extraordinary items (2)

Other operating data:

   Capital expenditures                   4,358       19,979       11,874        8,838       13,340
   Cash from sale of retail service       1,088          366        2,956        6,177        5,478
      centers and other assets

   EBITDA (3)                            26,307       21,566        8,784       11,002       13,347
   Income (loss) per share before
     extraordinary items              $    0.16    $   (0.08)   $   (5.53)   $   (5.00)  $    1.41


                                                               YEAR ENDED JUNE 30,
                                         -----------------------------------------------------------
                                         1993         1994         1995         1996         1997
                                         ----         ----         ----         ----         ----
Balance sheet data:

   Total assets                        $148,020     $104,644     $105,128     $102,002      107,832
   Long-term debt (including             79,249      105,612      115,647      122,858      126,632
     current maturities)
   Stockholders' equity (deficit)        25,913      (28,220)     (36,946)     (44,843)     (42,720)


(1)   Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1997.

(3) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, and other non-recurring expenses excluding gains/losses on sales of assets. EBITDA is presented here because it is a widely accepted financial indicator of a highly leveraged company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative either (i) to operating income (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Company's results of operations, financial condition and liquidity should be read in conjunction with the historical consolidated financial statements of All Star Gas and the notes thereto included in this Report.

RESULTS OF OPERATIONS

GENERAL

      All Star Gas' primary source of revenue is retail propane sales, which accounted for approximately 92% of its revenue in fiscal year 1997 as compared to 91% in fiscal 1996. Other sources of revenue include service labor, sales of gas appliances and rental of customer tanks.

      The Company's operating revenue is subject to both price and volume fluctuations. Price fluctuations are generally caused by changes in the wholesale cost of propane. The Company is not materially affected by these price fluctuations, inasmuch as it can generally recover any cost increase through corresponding increases in retail prices. Therefore, the Company's gross profit per retail gallon is relatively stable from year to year within each customer class. Gross profit per gallon also varies by geographic region of the United States and the Company will continue to focus expansion in high growth and high margin markets.

      Volume fluctuations from year to year are generally caused by variations in the winter weather from year to year. The severity of the weather will affect the volume sold because a substantial amount of the propane sold by the Company to residential and commercial customers is used for heating. Volume fluctuations do materially affect the Company's operations because lower volume produces less revenue to cover the Company's fixed costs, including debt service costs.

      The Company's expenses consist primarily of cost of products sold, general and administrative expense and to a much lesser extent, depreciation, amortization and interest expense. Purchases of propane inventory account for the majority of the cost of products sold. The Company's general and administrative expenses consist mainly of salaries and related employee benefits, vehicle expenses and insurance. The Company's interest expense consists primarily of interest on the 12.7/8% Senior Secured Notes due 2004 (the "Senior Secured Notes") and on its existing credit facility. Through 1999, a significant portion of interest will be non-cash amortization of original issue discount.

Fiscal Years Ended June 30, 1997 and June 30, 1996

      Operating Revenue. Operating revenue increased $11.8 million, or 14.3%, to $94.5 million in fiscal year 1997 as compared to $82.7 million in fiscal year 1996. The increase was primarily due to an $11.8 million increase in propane sales which was the result of 21% higher propane sales prices and a 4.4% reduction in gallons sold. Propane prices increased an average of 18 cents per gallon over fiscal 1996 which was the result of higher wholesale prices which are discussed in the cost of products sold section.

      Cost of products sold. Cost of products sold increased $9.8 million, or 22.5%, to $53.1 million in fiscal year 1997 as compared to $43.3 million in fiscal year 1996. This increase was due to the cost of propane increase of $10.2 million due to higher wholesale propane costs of 14 cents per gallon. The increase in wholesale propane costs were due to low propane inventories, as reported by the major supply points for the United States, compared to the five year historical average. The increase of cost of products was offset by a reduction in refined fuel costs of $200,000 due to the disposal of the locations selling refined fuels and reduction in cost of gas systems and appliances of $200,000.

      Gross profit. The Company's gross profit for the year increased $2.1 million to $41.5 million in fiscal year 1997 as compared to $39.4 million in fiscal year 1996. This increase is primarily due to a $1.6 million improvement in propane sales gross profit to .427 cents per gallon in fiscal 1997 as compared to .39 cents per gallon in fiscal 1996. This increase represents an improvement of $.037 per gallon or 9.3% over fiscal 1996, which is primarily due to the company's purchasing, hedging and consumer pricing strategy of improved margins as a result of the changes in geographic mix to higher margin areas and improvement of customer base through the marketing focus of value added products and services. Other improvements to gross profit are the result of increased margins on gas system and appliance sales of $300,000 and increased emphasis of selling value added services through a service labor increase of $200,000.

      General and administrative expense. General and administrative expenses increased slightly by $100,000 to $27.6 million in fiscal 1997 compared to $27.5 million in fiscal 1996. Although general and administrative expenses were flat from 1996 to 1997, there were reductions in many categories due to the elimination of activities required for the management of the Synergy properties in December, 1996. The various reductions in the expense categories were offset by the elimination of the reimbursement of overhead expenses from Synergy of $2.4 million.

      Insurance and related liability claims expense decreased substantially by $900,000 or 36% to $1.7 million in fiscal 1997 as compared to $2.6 million in fiscal 1996. The decrease is due primarily to an improved claims record and the pooling of coverage with Synergy resulting in reduced premiums.

      The company self insures the first $250,000 for each and every general liability incident, which is reduced from $500,000 per incident in the prior year. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate for the combined companies compared to $1 million for the Company in the prior year. For vehicle and worker's compensation programs, the Company has a $250,000 deductible per occurrence with a $2.0 million aggregate stop loss for the combined companies. The Company obtains excess coverage on a claims-made basis. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

      The Company and its subsidiaries are defendants in various lawsuits related to the self- insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

      Most other categories of general and administrative expenses were reduced in fiscal 1997 from fiscal 1996 as a result of the elimination of Synergy managment, as previously discussed, except for salaries which remained fairly stable, decreasing only $200,000, or .9% from $15.8 million in fiscal 1996 to $15.6 million in fiscal 1997. The Company strategically expanded its executive staff and middle management in order to allow for improved succession planning which was offset by the reduction in certain other staffing related to the elimination of Synergy management.

      Provision for doubtful accounts. The provision for doubtful accounts decreased approximately $400,000, or 46%, from $900,000 in fiscal 1996 to $500,000 in fiscal 1997. The decrease is a result of the enhanced credit and collection efforts established in fiscal 1995 as well as a reflection of the upgrade in customers during the same time frame. The Company has also tied employees' incentive compensation to credit and collection results.

      Depreciation and Amortization. Depreciation and amortization increased slightly by $100,000 to $6.9 million in fiscal 1997 from $6.8 million in fiscal 1996. The increase is primarily due to fixed asset purchases through acquisitions and capital expenditures during fiscal 1997.

      Interest Expense. Interest expense was relatively unchanged from fiscal 1996 to 1997.


Fiscal Years Ended June 30, 1996 and June 30, 1995

      Operating Revenue. Operating revenue increased $8.6 million, or 11.6%, to $82.7 million in fiscal year 1996 as compared to $74.1 million in fiscal year 1995. The increase was due to a $9.2 million increase in gas sales and the addition of the Synergy management fee of $400,000 (prorated for a 10 month period), offset by decreases of $500,000 in gas systems and appliance sales, $200,000 in service labor, and $300,000 in service charges. The increase in gas sales was due to an approximate $.06 per gallon increase in the average net sales price of propane and a net increase of approximately 2.0 million gallons, or 2.3%. Taking into account the acquisitions and disposals of stores in fiscal year 1996, gallonage increased 6.5 million gallons, or 8.1% on a same store basis, as a result of increased demand due to a colder winter than in fiscal year 1995 and new customer growth. Decreases in gas systems and appliance sales and the related service labor were due primarily to divestitures of retail outlets. The decrease in service charges results from improved collection efforts and more stringent credit policies and procedures.

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

      Gross profit. The Company's gross profit for the year increased $900,000, or 2.3%, to $39.4 million in fiscal year 1996 as compared to $38.5 million in fiscal year 1995. The Company's gross profit per gallon increased approximately $.01 to approximately $.39 per gallon in fiscal year 1996, as a result of the increase in sales price of approximately $.06 per gallon offset by the $.05 increase in the cost of propane. The resulting increase in gross profit of $1.2 million from gas sales was offset by a decrease in gross profit of approximately $200,000 from gas systems and appliances due to the decrease in sales volume and the decrease in other revenues of approximately $100,000.

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

      The decrease that occurred because of the Synergy Management Agreement is due to the impact of increased costs in the other general and administrative cost centers offset by the annual overhead reimbursement made, which was $2.8 million in fiscal year 1996, and an additional one time $1.1 million payment related to the Synergy acquisition. These reimbursements were made to offset the increased costs required for the management of Synergy including additional home office employee salaries and related other costs.

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

      Depreciation and amortization. Depreciation and amortization increased by $600,000 or 9.7%, to $6.8 million in fiscal year 1996 from $6.2 million in fiscal year 1995. The increase is due to an increase in amortization of approximately $100,000 due to newly acquired goodwill and intangibles related to the acquisition of certain retail service centers. The remaining increase of $500,000 is due to the effect of increasing depreciable fixed assets through capital expenditures and acquisitions while disposing of partially or fully depreciated assets through disposals of retail service centers and other sales.

      Interest expense. Interest expense was relatively unchanged from fiscal year 1995 to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures and debt service obligations. Historically, the Company has met these requirements from cash flows generated by operations and from borrowings under its working capital facility. In fiscal year 1997, cash flows generated from investing activities, specifically the sale of the Company's interests in Synergy and Myers for $18 million, helped to fund the Company's liquidity requirements.

Cash flow used in operating activities was $1.7 million in fiscal year 1997 as compared to the cash flow provided in fiscal year 1996, of $300,000. This decrease is due primarily to the Company's ability to reduce certain liabilities and accrued expenses while carrying higher levels of inventory and accounts receivable due to the cash flow provided by the Synergy/Myers transaction.

Cash flow provided by investing activities increased to $10.5 million as compared to the cash flow used in fiscal year 1996, of $1.9 million. This increase is due primarily to the $18.0 million provided by the Synergy/Myers transaction discussed above as well as $5.5 million collected from the sale of certain retail service centers. Although expenditures for other property, plant and equipment in conjunction with the Company's modernization plans remained stable at $7.7 million in fiscal year 1997, as compared to $7.0 million in fiscal year 1996, cash expended for retail service center acquisitions increased from $1.1 million in 1996 to $5.2 million in 1997.

Pursuant to the indenture for the 12-7/8% Senior Secured Notes, the Company is required to make a $4.5 million, semi-annual interest payment on each July 15 and January 15. Beginning in fiscal year 2000, the semi-annual cash interest payment on the Senior Secured Notes will increase to $8.2 million. The Company met the July 1997, interest payment through the use of operating cash flows and available borrowings on its working capital facility.

The Company's high degree of leverage makes it vulnerable to adverse changes in the weather and could limit its ability to respond to market conditions, to capitalize on business opportunities, and to meet its contractual and financial obligations. Fluctuations in interest rates will affect the Company's financial condition inasmuch as the Company's working capital facility bears interest at a floating rate. The Company believes that, based on current levels of operations and assuming winter weather comparable to fiscal year 1997, it will be able to fund its debt service obligations from funds generated from operations and funds available under its working capital facility. The Company's credit facility will mature on June 29, 1998, at which time the Company will have to refinance or replace the facility, and may be required to pay some portion of any outstanding balance. The credit facility will be necessary to fund the Company's seasonal operations and debt service requirements. There can be no assurance that the Company will be able to refinance or replace the credit facility, or the terms upon which any such financing may occur.

The seasonal nature of the Company's business will require it to rely on borrowings under its $15.0 million credit facility as well as cash from operations, particularly during the summer and fall months when the Company is building its inventory in preparation for the winter heating season. While approximately two-thirds of the Company's operating revenue is earned in the second and third quarters of each year, certain expense items such as general and administrative expense are recognized on a more annualized basis. Interest expense also tends to be higher during the summer and fall months because the Company relies in part on increased borrowings on its revolving credit line to finance inventory purchases in preparation for the Company's winter heating season.

The Company intends to fund its routine capital expenditures and the purchase of assets for new retail service centers with cash from operations, borrowings under its credit facility, or other bank financing subject to borrowing availability covenants. The Company intends to fund acquisitions through seller financing, to the extent allowable under the Senior Secured Note agreement, and with cash from operations or bank financing.

The Company's credit facility and the indenture for the Senior Secured Notes impose restrictions on the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict the ability of the Company to acquire financing for capital expenditures and other corporate activities. These restrictions, as amended, restrict the acquisition activity of the Company based on the availability of working capital borrowing, earnings and certain proceeds less required debt service and capital and certain other expenditures or approval from the lenders. Acquisitions are further restricted to use no more than $15.0 million in cash in a twelve-month period without prior approval.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the Consolidated Financial Statements included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of the Company are as follows:

                                    POSITION HELD WITH THE COMPANY
       NAME            AGE            AND  PRINCIPAL OCCUPATION
       ----            ---          ------------------------------
Paul S. Lindsey, Jr.    52     Chairman of the Board, Chief Executive
                               Officer, and President since June 1994;
                               previously Vice Chairman of the Board (since
                               February 1987) and Chief Operating Officer
                               (since March 1988); term as director expires
                               2000

Douglas A. Brown        37     Director since June 1994; Partner ZS Fund
                               since 4/97; previously member Holding
                               Capital Group, Inc. (since 1989); term as director expires 2000

Kristin L. Lindsey      49     Director/Executive Vice President since Oct.
                               1996; previously Director/Vice President to
                               June 1994; previously pursued charitable and other personal interest; term as director expires 1999

Bruce M. Withers, Jr.   70     Director since June 1994; previously
                               Chairman and Chief Executive Officer of
                               Trident NGL Holding, Inc. (since August
                               1991) and President of the Transmission and Processing Division of Mitchell Energy
                               Corporation (1979 to 1991); term as director expires 1999

Jim J. Shoemake         59     Director since June 1994; partner of
                               Guilfoil, Petzall & Shoemake (since 1970);
                               term as director expires 1998

Valeria Schall          43     Executive Vice President since October,
                               1996, previously Vice President since 1992;
                               Corporate Secretary since 1985 and Assistant to the Chairman since 1987

Richard M. Paul, Jr.    51     Vice President/Chief Operating Officer since
                               September 1, 1997, previously Senior
                               Regional Mgr. of Suburban Propane L.P. since
                               1990.

Mark Castaneda          33     Vice President Finance and Administration
                               since August 1995; previously Controller of Skelgas Propane since 1991 and an accountant at Deloitte & Touche since 1986

James M. Trickett       47     Sr. Vice President since September 1997;
                               Chief Operating Officer of All Star
                               Acquisition Co. since September 1997,
                               previously Divisional Manager since June
                               1996, and Regional Manager since August
                               1995.  Divisional Manager with Synergy Gas
                               Corporation since 1990.

Robert C. Heagerty      50     Sr. Vice President since September 1997,
                               previously Divisional Vice President since
                               June 1993; previously Regional Manager since
                               December 1986.

Daniel P. Binning       40     Sr. Vice President since September 1997,
                               previously Divisional Vice President since
                               June 1996; previously Divisional Manager since August 1995, and Marketing
                               Representative with Ferrell Gas Corporation since December 1990.

Kenneth J. DePrinzio    50     Sr. Vice President-Corporate Development
                               since October 1996, previously Vice
                               President-Corporate Development since June
                               1996, previously Divisional Vice President
                               Since June 1993, and Regional Manager since
                               May 1992.

J. Greg House, Sr.      40     Vice President - Management Information
                               Systems since June, 1996; previously
                               Director-MIS since September 1994 and
                               Manager-MIS Paul Mueller Co. since 1987.


      After expiration of the initial terms of directors as set forth above, each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey who is employed pursuant to an employment agreement that expires June 24, 1999 (subject to extension).

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table provides compensation information for each of the years ended June 30, 1997, 1996, and 1995 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there was only one) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none)

                                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation

Name and Principal
  Position at End of      Fiscal                            Other Annual      All Other
  Fiscal Year 1997         Year      Salary       Bonus      Compensation     Compensation
--------------------      ------     ------       -----      ------------     ------------
Paul S. Lindsey, Jr.       1997     $350,000    $750,000          ---              ---
Chief Executive            1996     $350,000       ---            ---              ---
Officer, Chairman          1995     $350,000                      ---              ---
of the Board
and President

Valeria Schall             1997      $71,000     $35,000          ---               ---
Executive Vice             1996      $59,000     $32,500          ---               ---
President                  1995      $46,000     $27,500          ---               ---


EMPLOYMENT AGREEMENT

      On June 24, 1994, the Company entered into an employment agreement with Mr. Lindsey. The agreement has a five-year term and, as amended beginning in fiscal year 1998, provides for the payment of an annual salary of $400,000 and reimbursement for reasonable travel and business expenses. The agreement requires Mr. Lindsey to devote substantially all of his time to the Company's business. The agreement is for a term of five years, but is automatically renewed for one year unless either party elects to terminate the agreement at least four months prior to the end of the term or any extension. The agreement may be terminated by Mr. Lindsey or the Company, but if the agreement is terminated by the Company and without cause, the Company must pay one year's salary as severance pay.

INCENTIVE STOCK OPTION PLAN

      There were no options granted to the named officer nor exercised by him during fiscal year 1997 and no unexercised options held by him as of the end of the 1997 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 19, 1997, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                    Number of Shares
Name of Beneficial Owner (1)       Beneficially Owned        Percent
----------------------------       ------------------        -------
Paul S. Lindsey, Jr. (2)               1,507,610              65.97
Kristin L. Lindsey (2)                   753,805              32.99
Douglas A. Brown                         144,530                6.3
Valeria Schall                            79,603                3.5

     Bruce M. Withers, Jr.                39,248               1.72
Jim J. Shoemake                           39,248               1.72
All directors and executive
  officers as a group (13              2,065,168              90.37
  persons)(3)

-----------------

(1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 1700 South Jefferson Street, Lebanon, Missouri 65536.
(2) Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul
      S. Lindsey, Jr. Trust.
(3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 254,929 shares owned by other executive officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mrs. Kristin L. Lindsey, who beneficially owns approximately 47.7% of the Company's outstanding Common Stock and became a director of the Company upon consummation of the Transaction, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $285,637 in fiscal year 1997 and $202,598 in fiscal year 1996.

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

      In addition to purchased product at refineries, gas processing plants, underground storage facilities, and pipeline terminals for use by the Company, the Company also purchased product for use at the Synergy retail locations and Myers Propane until December 30, 1996. From time to time, the Company has also purchased product which has been sold to Red Top Gas, a retail propane distributor owned by a party related to the Chief Executive Officer of the Company. At June 30, 1997, the Company had a receivable balance due from Red Top Gas in the amount of $113,000.

      The Company entered into an operating lease with its Chief
Executive Officer to lease a jet aircraft for use in Company travel. The lease requires $282,981 in annual payments for a term of 3 years beginning in June, 1996, and had a requirement for a $200,000 deposit.

      During July 1997, the Company advanced $250,000 to the Chief Executive Officer for a period of six days against his annual salary of $400,000.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements
                    Report of Independent Accountants
                    Consolidated Balance Sheets as of June 30, 1997 and 1996 Consolidated Statement of Operations for the Years Ended
                        June 30, 1997, 1996, and 1995
                    Consolidated Statements of the Stockholders' Equity
                        (Deficit) for the Years Ended June 30, 1997, 1996, and 1995
                    Consolidated Statements of Cash Flows for the Years Ended
                        June 30, 1997, 1996, and 1995

          (a)(2) Financial Statement Schedules
                    Schedule II Valuation and qualifying accounts

          (a)(3) Exhibits

EXHIBIT
NO.         Description
-------     -----------
3.1         Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
            Statement on Form S-1 (No. 33-53343)

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 26, 1994, relating to the change of name (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No.
            33-53343)

3.3 By-laws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (No. 33-53343)

4.1 Indenture between All Star Gas Corporation and J. Henry Schroder Bank & Trust company, Trustee, relating to the 9% Subordinated Debentures due December 31, 2007, and the form of 9% Subordinated Debentures due December 31, 2007, (incorporated herein by reference to Exhibit 4(a) to the All Star Incorporated and Exco Acquisition Corp. (Commission File No. 2-83683) Registration Statement on Form S- 14 with the Commission on May 11, 1983); and First Supplemental Indenture thereto between All Star Gas Corporation (now known as EGOC) and IBJ Schroder Bank & Trust Co., dated as of December 13, 1989, (incorporated herein by reference to Exhibit 4(c) to All Star Gas Corporation (now known as EGOC) Registration Statement on Form 8-B filed with the Commission on February 1, 1990)

4.2 Indenture between the Company and Shawmut Bank Connecticut, National Association, Trustee, relating to the 12-7/8% Senior Secured Notes due 2004, including the 12-7/8% Senior Secured Notes due 2004, the Guarantee and the Pledge Agreement (incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

4.3 Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among All Star Gas Acquisition Corporation and Robert W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn C. Hoover, Trustee; Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd J. Waterman; Larry
            W. Bisig; Larry Weis; Robert Heagerty; Murl J. Waterman; Earl
            L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and All Star Gas Corporation Employee Stock Ownership Plan, Robert W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.2 1995 Stock Option Plan of All Star Gas Company (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.3 Credit Agreement between the Company and Continental Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.4 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.5 Services Agreement, dated May 7, 1994, between the Company and All Star Service Corporation (incorporated herein by reference to Exhibit G of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.6 Non-Competition Agreement, dated May 7, 1994, by and among the Company, Energy, Robert W. Plaster, Stephen R. Plaster, Joseph L. Schaefer, Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit E of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10- Q for the fiscal quarter ended March 31, 1994)

10.7 Employment Agreement between the Company and Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.8 Asset Purchase Agreement by and among the Company, All Star Gas, Inc. of North Carolina, PSNC Propane Corporation, and Public Service Company of North Carolina, Incorporated (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-533343)

10.9        Indemnification Agreement between the Company and Douglas A.
            Brown (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No.
            33-53343)

10.10 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.11 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.12 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.13       Management Agreement between All Star Gas Company,
            Northwestern Growth Corporation and SYN, Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.14 Agreement Among Initial Stockholders and SYN, Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.15 Waiver Agreement dated April 29, 1995 by and among All Star Gas Corporation, SYN, Inc., Paul S. Lindsey, Jr. Northwestern Growth Corporation, All Star Energy Corporation, Robert W. Plaster, and Stephen R. Plaster (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.16+ Propane Sales Agreement dated August 24, 1995, between All Star Gas Corporation and Warren Petroleum Company
            (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.17+ Supply Contract dated April 27, 1995, between All Star Gas Corporation and Phillips 66 Company (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.18+ Dealer Sale Contract dated January 20, 1995, between All Star Gas Corporation and Conoco Inc. (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.19+ Supply Contract dated April 24, 1995 between All Star Gas Corporation and Enron Gas Liquids, Inc. (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.20+ Amendment No. 1 to Supplement A to Loan and Securities Agreement dated June 29, 1995 between All Star Gas
            Corporation and Bank of America Illinois (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.21 9/9/96 Waiver, Amendment No. 2 to Loan and Security Agreement and Amendment No. 4 to Supplement A to Loan and Security Agreement with Bank of America Illinois (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.22 7/1/96 Agreement Amending Amended and Restated Agreement Among Initial Stockholders and Syn Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.23 5/15/96 Waiver between Bank of America Illinois and All Star Gas Corporation (incorporated herein by reference to Exhibit
            10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.24 2/13/96 Amendment No. 3 to Supplement A to Loan and Security Agreement with Bank of America Illinois (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.25 11/3/95 Agreement Among Initial Stockholders and Mac Inc. (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.26 11/3/95 Management Agreement between NWPS, Myers Acquisition Company and Empire (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.27 9/28/95 Amendment No. 1 to Loan and Security Agreement and Amendment No. 2 to Supplement A to Loan and Security
            Agreement with Bank of America Illinois (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.28 7/31/95 Agreement Amending Management Agreement (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.29 7/31/95 Agreement Amending and Reinstating Agreement Among Initial Stockholders and Syn Inc. (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.30+ Propane Sales Agreement dated April 9, 1996, between All Star Gas Corporation and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.31+ Amendment to Supply Contract dated August 15, 1994, between All Star Gas Corporation and Phillips 66 Company
            (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.32+ Supply Contract dated April 1, 1996, between All Star Gas Corporation and Conoco, Inc. (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.33 June 1, 1996, Lease of Aircraft between Paul S. Lindsey, Limited Liability Company and All Star Gas Corporation (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.34+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Anacortes Refining Company

10.35+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Oil Company

10.36+ Propane Sales Agreements between All Star Gas Corporation and Warren Petroleum Company

10.37+ Liquified Petroleum Gas Contract, dated, June 1, 1996, between All Star Gas Corporation and Shell Oil Company

10.38 Amendment #3 dated 10/29/96 to Loan and Security Agreement and Amendment #6 to Supplement A to Loan and Security Agreement

10.39       Amendment #4 to Loan and Security Agreement

21.1        Subsidiaries of the Company

27.1        Financial Data Schedules

+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

            (b)  Reports on Form 8-K
                   September 28, 1996

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

       SIGNATURE              Capacity in which Signed           Date
       ---------              ------------------------           ----
/s/ Paul S. Lindsey, Jr.      Chief Executive Officer     September 26, 1997
-------------------------     and Chairman of the
    Paul S. Lindsey, Jr.      Board of All Star Gas
                              Corporation (principal
                              executive officer)

/s/ Mark Castaneda            Vice President Finance      September 26, 1997
-------------------------     and Administration
    Mark Castaneda            (principal financial/
                              accounting officer)

/s/ Douglas A. Brown          Director of All Star Gas    September 26, 1997
-------------------------     Corporation
    Douglas A. Brown

/s/ Kristin L. Lindsey        Director of All Star Gas    September 26, 1997
-------------------------     Corporation
    Kristin L. Lindsey

/s/ Bruce M. Withers, Jr.     Director of All Star Gas    September 26, 1997
-------------------------     Corporation
    Bruce M. Withers, Jr.

/s/ Jim J. Shoemake           Director of All Star Gas    September 26, 1997
-------------------------     Corporation
    Jim J. Shoemake






                      Independent Accountants' Report

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

     We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                           /s/ Baird, Kurtz & Dobson

Springfield, Missouri
August 14, 1997



                          CONSOLIDATED BALANCE SHEETS
                           ALL STAR GAS CORPORATION
                            JUNE 30, 1997 AND 1996
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                            1997             1996
                                                            ----             ----
CURRENT ASSETS

  Cash                                                     $      965     $      898
  Trade receivables, less allowance
   for doubtful accounts; 1997 - $899, 1996 - $722              5,101          4,308
  Receivable from sale of retail locations                         --          2,390
  Inventories                                                   6,924          6,039
  Prepaid expenses                                                401            276
  Due from related parties                                         98          1,261
  Refundable income taxes                                         630             --
  Deferred income taxes                                            --            995
                                                          -----------    -----------
      Total Current Assets                                     14,119         16,167
                                                          -----------    -----------



PROPERTY AND EQUIPMENT, AT COST
  Land and buildings                                            9,887          8,868
  Storage and consumer service facilities                      70,984         66,336
  Transportation, office and other equipment                   24,473         22,203
                                                          -----------    -----------
                                                              105,344         97,407
  Less accumulated depreciation                                32,118         29,497
                                                          -----------    -----------
                                                               73,226         67,910

OTHER ASSETS

  Debt acquisition costs, net of amortization                   3,605          4,228
  Excess of cost over fair value of net assets
   acquired, at amortized cost                                 14,101         12,357
  Other                                                         2,781          1,340
                                                          -----------    -----------
                                                               20,487         17,925

                                                          $   107,832    $   102,002
                                                          ===========    ===========


See Notes to Consolidated Financial Statements




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        1997           1996
                                                        ----           ----

CURRENT LIABILITIES
  Checks in process of collection                  $     1,366     $    2,794
  Current maturities of long-term debt                   2,385          7,358
  Accounts payable                                       2,477          2,715
  Accrued salaries                                       1,517          1,051
  Accrued interest                                       4,081          4,553
  Accrued expenses                                         841            897
  Customer prepayments                                   6,050          2,321
  Income taxes payable                                      --            181
                                                   -----------    -----------
      Total Current Liabilities                         18,717         21,870
                                                   -----------    -----------

LONG-TERM DEBT                                         124,247        115,500
                                                   -----------    -----------

DEFERRED INCOME TAXES                                    7,190          8,935
                                                   -----------    -----------

ACCRUED SELF-INSURANCE LIABILITY                           398            540
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common; $.001 par value; authorized
    20,000,000 shares; issued June 30,
    1997 and 1996 14,291,020 shares                         14             14
  Common stock purchase warrants                         1,227          1,227
  Additional paid-in capital                            27,279         27,279
  Retained earnings                                     16,834         14,612
                                                   -----------    -----------
                                                        45,354         43,132

  Treasury stock, at cost
   June 30, 1997 - 12,726,970 shares and
      June 30, 1996 - 12,711,795 shares               (88,074)       (87,975)
                                                   ----------     ----------
                                                      (42,720)       (44,843)
                                                   ----------     ----------

                                                   $   107,832    $   102,002
                                                   ===========    ===========



                          ALL STAR GAS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   1997           1996           1995
                                                   ----           ----           ----

OPERATING REVENUE                             $     94,543   $     82,702   $     74,090

COST OF PRODUCT SOLD                                53,075         43,318         35,612
                                              ------------   ------------   ------------
GROSS PROFIT                                        41,468         39,384         38,478
                                              ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
  Provision for doubtful accounts                      483            889          1,136
  General and administrative                `       27,638         27,493         28,558
  Depreciation and amortization                      6,867          6,770          6,166
  (Gain) loss on sale of assets                        732          (395)          (550)
                                              ------------   -----------    -----------
                                                    35,720         34,757         35,310
                                              ------------   ------------   ------------
OPERATING INCOME                                     5,748          4,627          3,168
                                              ------------   ------------   ------------

OTHER INCOME (EXPENSE)
  Interest expense                                (10,605)       (10,657)       (10,681)
  Amortization of debt discount
    and expense                                    (6,140)        (5,476)        (4,889)
  Gain on SYN/Myers Transaction                     16,922             --             --
  Restructuring proposal costs                     (1,903)             --             --
  Write off of carrying value of
    underground storage facility
    and closing costs                                   --          (200)          (924)
                                              ------------   -----------    -----------
                                                   (1,726)       (16,333)       (16,494)
                                              ------------   -----------    -----------
INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                               4,022       (11,706)       (13,326)
EQUITY IN NET INCOME OF AFFILIATES                      --            59             --
                                              ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                    4,022       (11,647)       (13,326)
PROVISION (CREDIT) FOR
   INCOME TAXES                                      1,800        (3,750)        (4,600)
                                              ------------   -----------    -----------
NET INCOME (LOSS)                            $       2,222 $      (7,897) $      (8,726)
                                              ============   ===========    ===========

NET INCOME (LOSS) PER COMMON
   SHARE                                         $1.41           (5.00)         (5.53)
                                                  ====           =====          =====

See Notes to Consolidated Financial Statements




                          ALL STAR GAS CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                               (IN THOUSANDS)

                                          Common                                          Total
                                           Stock   Additional                         Stockholders'
                             Common      Purchase   Paid-In     Retained   Treasury     Equity
                              Stock      Warrants   Capital     Earnings    Stock      (Deficit)

BALANCE, JUNE 30, 1994         $14       $1,227     $27,279      $31,235   $(87,975)  $  (28,220)

NET LOSS                        --           --          --      (8,726)         --       (8,726)
                                --           --          --         --           --          --
                              ----      -------     -------      -------   --------     --------
BALANCE, JUNE 30, 1995          14        1,227      27,279       22,509    (87,975)     (36,946)

NET LOSS                        --           --          --      (7,897)          --      (7,897)
                                --           --          --          --           --          --
                              ----      -------     -------      -------   --------     --------
BALANCE, JUNE 30, 1996          14        1,227      27,279       14,612    (87,975)     (44,843)

TREASURY STOCK
  PURCHASE                      --           --          --           --        (99)         (99)

NET INCOME                      --           --          --        2,222         --        2,222
                              ----      -------     -------      -------   --------     --------
BALANCE, JUNE 30, 1997         $14       $1,227     $27,279      $16,834   $(88,074)    $(42,720)
                              ====      =======     =======      =======   ========     ========

See Notes to Consolidated Financial Statements



                           ALL STAR GAS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                               (IN THOUSANDS)

                                                    1997           1996           1995
                                                    ----           ----           ----

CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net income (loss)                               $    2,222     $  (7,897)    $(8,726)
   Items not requiring (providing) cash:
      Depreciation                                      5,467          5,427      4,971
      Amortization                                      7,540          6,819      6,084
      Gain on sale of assets and
         SYN/Myers transaction                       (16,190)          (395)       (550)
      Loss on underground storage facility                 --            200        924
      Undistributed earnings of affiliate                  --           (59)         --
      Deferred income taxes                             (750)        (3,850)     (3,000)

   Changes in:
      Trade receivables                                 (982)           191       1,075
      Inventories                                       (905)          (896)       (383)
      Due from related parties                         1,163           (599)         --
      Accounts payable and customer                    2,392            508         289
       prepayments
      Accrued expenses and self insurance             (1,015)         1,243       4,682
      Prepaid expenses and other                        (644)          (375)     (2,262)
                                                  ----------     ----------     -------
         Net cash provided by (used in)
            operating activities                      (1,702)           317      3,104
                                                  ----------     -----------    -------


CASH FLOWS FROM INVESTING
  ACTIVITIES

   Proceeds from sales of retail service
      centers and other assets                         2,476          6,177       2,956
   Receipts on sales of retail outlets
      previously accrued                               3,002             --         --
   Proceeds from SYN/Myers transaction                18,000             --         --
   Acquisition of retail service centers              (5,248)        (1,087)     (7,047)
   Purchases of property and equipment                (7,733)        (7,033)     (4,154)
                                                      -------        -------     -------
         Net cash provided by (used in)
            investing activities                      10,497         (1,943)     (8,245)
                                                     --------        -------     -------

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Increase (decrease) in working capital
      facility                                     $  (5,839)     $   1,331     $ 5,058
   Principal payments on purchase obligations         (1,362)          (837)       (346)
   Increase (decrease) in checks in process           (1,428)         1,209      (1,677)
     of collection
   Purchase of treasury stock                            (99)           --          --
                                                   ----------     ----------    --------
   Net cash provided by (used in) financing
    activities                                        (8,728)         1,703       3,035
                                                   ----------     ----------    --------

INCREASE (DECREASE) IN CASH                               67             77      (2,106)

CASH, BEGINNING OF YEAR                                  898            821       2,927
                                                  -----------    ----------     -------
CASH, END OF YEAR                                 $      965     $      898     $   821
                                                  ===========    ===========    =======



See Notes to Consolidated Financial Statements


                           ALL STAR GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of All Star Gas Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

     Sales and related cost of product sold are recognized upon delivery of the product or service.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30, the inventories were:




                                                               1997          1996
                                                               ----          ----
                                                                 (In Thousands)

   Gas and other petroleum products                     $       3,551  $       2,835
   Gas distribution parts, appliances and equipment             3,373          3,204
                                                          -----------    -----------

                                                        $       6,924  $       6,039
                                                          ===========    ===========


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

     The excess of cost over fair value of net assets acquired is being amortized on the straight-line basis over 25 years for amounts originating from the June 30, 1994, restructuring transaction. Excess of cost over fair value of net assets on subsequent acquisitions is amortized on the straight-line basis over 5 years.

INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,572,902, 1,579,225 and 1,579,225 for each of the periods ended June 30, 1997, 1996 and 1995, respectively.

FUTURES CONTRACTS AND PURCHASE COMMITMENTS

     The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. The Company also routinely makes purchase commitments for the delivery of LPG inventories, particularly during its peak winter selling season. As of June 30, 1997, the Company's open positions on futures contracts and outstanding purchase commitments are immaterial.

RECLASSIFICATION

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation. These reclassifications had no effect on net earnings.

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

NOTE 3:  RELATED-PARTY TRANSACTIONS

     During 1997, 1996 and 1995, the Company has purchased $285,637, $202,598 and $157,842, respectively, of paint from a corporation owned by the spouse of the Principal Shareholder of the Company.

     Beginning July 1, 1994, the Company entered into a seven-year services agreement with a subsidiary of Energy to provide data processing and management information services to the Company. The services agreement provides for payments by the Company to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by the Company as a percentage of the gallons of LP gas sold by the Company and Energy. For the periods ended June 30, 1997, 1996 and 1995, total expenses related to this services agreement were $500,000, $600,000 and $1.1 million, respectively.

     Beginning July 1, 1994, the Company entered into a new lease agreement with a corporation owned principally by the Former Shareholder to lease a portion of its corporate office space. The lease requires annual payments of $75,000 for a period of seven years, with two three-year renewal options.

     On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation (NGC), a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group, Incorporated ("Synergy"), the nation's fifth largest LP gas distributor at that time. The Company acquired 30% of the common stock of SYN Inc., the acquisition entity, and entered into a Management Agreement pursuant to which the Company provided management services for SYN Inc.

     During 1996, the Company acquired 49% of the common stock of Myers Acquisition Company (Myers) through another joint venture with NGC. Myers acquired the stock of a retail LP distributor in Ohio.

     In December 1996, the Company and NGC completed an agreement for the sale of the Company's interest in SYN Inc. and Myers and the modification and termination of certain agreements between NGC, SYN Inc. and Myers. The agreement resulted in the termination of the Management Agreement and a payment of $18 million to the Company resulting in a gain reflected in the statement of operations of $16.9 million which is net of transaction and other costs and fees.

     The Company received payments of $1.7 million and $3.3 million related to management fees and overhead reimbursement from SYN Inc. for the periods ended June 30, 1997 and 1996, respectively. In addition, $1.1 million was reimbursed during 1996 to the Company for initial costs incurred related to the Synergy acquisition.

     During the periods ended June 30, 1997 and 1996, the Company purchased $20.8 million and $42.0 million, respectively, of LP gas on behalf of SYN Inc. and Myers which was transferred at cost.

     In December 1996, the Company acquired a 10% ownership interest in Propane Resources Transportation, Inc. (PRT). In December 1996, the Company issued a long-term mortgage obligation of $1.1 million for the purchase of certain transport equipment from SYN Inc. This equipment was then sold to PRT for a $1.1 million long-term note receivable. PRT provided transport services for a portion of the Company's propane delivery needs resulting in freight charges paid to PRT during 1997 of $1.4 million.

     During the period ended June 30, 1997, the Company acquired a 39% interest in Propane Resources Supply and Marketing, LLC (PRSM) for $262,500. The Company sells LP gas to PRSM on a regular basis. The Company paid consulting fees of $117,000 to PRSM during 1997.

     The Company also sells LP gas to Red Top Gas, a retail LP distributor owned by a party related to the Principal Shareholder. At June 30, 1997, the amount due from this related party was $113,000.

     The Company has invested $73,500 along with certain key employees in real estate partnerships as special limited partners for tax credit allocation purposes.

     In 1996 the Company entered into an operating lease with the Principal Shareholder for a jet aircraft. The lease requires $282,981 in annual payments for a term of three years beginning in June 1996. The lease also requires a $200,000 deposit which was paid in June 1996. The Company also leases from the Principal Shareholder certain real estate property at an annual cost of $18,000.

NOTE 4:  LONG-TERM DEBT

  Long-term debt at June 30 consisted of (In Thousands):

                                                      1997           1996
                                                      ----           ----

  Working capital facility (A)                     $       550   $     6,389
  12-7/8% Senior Secured Notes, due 2004 (B)           113,139       107,758
  9% Subordinated Debentures, due 2007 (C)              5,334          5,203
  Purchase contract obligations and capital
    leases (D)                                          7,609          3,508
                                                  -----------    -----------
                                                      126,632        122,858
  Less current maturities                               2,385          7,358
                                                  -----------    -----------
                                                $     124,247  $     115,500
                                                  ===========    ===========


(A) The working capital facility was provided to the Company in June 1994 in conjunction with the offering of the 12-7/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories are pledged to the agreement which contains tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends. At June 30, 1996, the Company was not in compliance with the original capital expenditures, tangible net worth and interest coverage ratio covenants. The bank has waived and amended the covenants, and the Company is in compliance with the amended covenants.

      The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interest at either 1.0% over prime or 2.5% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $5.9 million at June 30, 1997, after considering $1.7 million of outstanding letters of credit. The letters of credit are principally related to the Company's self-insurance program (Note 6). The working capital facility is due on June 29, 1998.

(B) The notes were issued June 1994 at a discount and require interest payments at 7% through July 15, 1999, and at 12-7/8% thereafter. The notes are redeemable at the Company's option. Prior to July 15, 1999, only 35% of the original principal issued may be redeemed, as a whole or in part, at 110% of the principal amount through July 15, 1997, and at declining percentages thereafter. The notes are guaranteed by the subsidiaries of the Company and secured by the common stock of the subsidiaries of the Company.

      The original principal amount of the notes issued ($127,200,000) was adjusted ($27,980,000) to give effect for the original issue discount and the common stock purchase warrants (effective interest rate of 13.0%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest, bonds outstanding method. The face value of notes outstanding at June 30, 1997 and 1996, is $127,200,000.

      The proceeds from this offering were used to repay existing debt; fund an acquisition; repurchase Company stock and for working capital as part of the Restructuring Transaction (Note 2).

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

      The guarantor subsidiaries are restricted from paying dividends to the Company during any periods of default under the respective debt agreements.

(C) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value. A sinking fund payment sufficient to retire $191,000 of principal outstanding is required on December 31, 2005. In June 1994, the Company used proceeds from the issuance of the 12-7/8% Senior Secured Notes, due 2004, to repurchase $16,201,200 face value of these debentures at a discount which resulted in an extraordinary charge.

      The original principal amount of debentures issued ($27,313,000) was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. The face value of debentures outstanding at June 30, 1997 and 1996, is $23,215,000 of which $13,469,200 are registered in the name of the Company.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering data processing equipment expiring in 1998. At June 30, 1997 and 1996, these obligations carried interest rates from 7% to 11% and are due periodically through 2006.

      Aggregate annual debt service requirements (in thousands) of the long-term debt outstanding at June 30, 1997, are:

                                                            Total
                             Principal        Interest   Debt Service

         1998              $       2,385  $      10,316  $      12,701
         1999                      1,444         10,185         11,629
         2000                      1,272         17,550         18,822
         2001                      1,074         17,456         18,530
         2002                        708         17,385         18,093
      Thereafter                 138,222         37,329        175,551
                             -----------    -----------    -----------

                           $     145,105  $     110,221  $     255,326
                             ===========    ===========    ===========




NOTE 5:  INCOME TAXES

  The provision for income taxes includes these components.

                                       1997        1996           1995
                                       ----        ----           ----
                                              (In Thousands)

  Taxes currently payable
    (refundable)              $       2,550  $         100  $     (1,600)
  Deferred income taxes               (750)        (3,850)        (3,000)
                                ----------     ----------     ----------

                              $       1,800  $     (3,750)  $     (4,600)
                                ===========    ==========     ==========



      The tax effects of temporary differences at June 30 related to deferred taxes were:

                                                        1997         1996
                                                        ----         ----
                                                          (In Thousands)

  Deferred Tax Assets

   Allowance for doubtful accounts                   $    330     $   271
   Accounts receivable advance collections                 29         380
   Self-insurance liabilities and                         601         534
     contingencies
   Original issue discount                              5,252       3,341
   Net operating loss carryforwards                        --       1,769
   Alternative minimum tax credit                       1,803       1,200
                                                  -----------    --------
                                                        8,015       7,495

  Deferred Tax Liability

   Accumulated depreciation and tax cost
     differences                               $  (15,205)  $  (15,435)

      Net deferred tax liability               $   (7,190)  $   (7,940)
                                                =========    =========



  The above net deferred tax liability is presented on the June 30 balance sheets as follows:

                                                   1997          1996
                                                   ----          ----
                                                    (In Thousands)

  Deferred Tax Assets (Liabilities)

  Deferred tax asset - current                 $     --      $    995
  Deferred tax liability - long-term            (7,190)        (8,935)
                                               --------      --------

      Net deferred tax liability               $(7,190)      $ (7,940)
                                               ========      ========



      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                   1997          1996         1995
                                                   ----          ----         ----
                                                            (In Thousands)

Computed at the statutory rate (34%)           $   1,367    $   (3,960)    $ (4,531)

Increase (decrease) resulting from:
  Amortization of excess of cost over
   fair value of assets acquired                     268           279          303
  State income taxes - net of federal
    tax benefit                                       90          (347)        (411)

  Nondeductible travel costs and other
    expenses                                          87           112           39
  Other                                              (12)          (84)          --
  Additional accruals                                 --           250           --
                                                --------      --------     --------
   Actual tax provision                         $  1,800     $  (3,750)    $ (4,600)
                                                ========      ========     ========



     At June 30, 1997, the Company had approximately $2.0 million of alternative minimum tax credits available to offset future federal income taxes.




NOTE 6:  SELF-INSURANCE AND RELATED CONTINGENCIES

     Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a portion of certain expected losses related primarily to comprehensive general and vehicle liability. Effective fiscal 1997, the Company and SYN Inc. pooled their risks and acquired joint coverage. The Company self insures the first $250,000 for each and every general liability incident, which is reduced from $500,000 per incident in the prior year. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate for the combined companies compared to $1 million for the Company in the prior year. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence with a $2.0 million aggregate stop loss for the combined companies. The Company obtains excess coverage on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

     For the fiscal year ended June 30, 1996, the Company's policy required a $500,000 deductible for each and every general liability incident. Prior to July 1, 1995, the Company's excess coverage for comprehensive general liability provided a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. For the policy periods prior to July 1, 1991 and July 1, 1992, through June 30, 1994, the Company has provided for aggregate comprehensive general liability losses through the policies' $1 million loss limit. Additional losses, if any, are insured by the excess carrier and should not result in additional expense to the Company. As of June 30, 1997, the Company estimates losses for the comprehensive general liability policy periods July 1, 1991, through June 30, 1992; July l, 1994, through June 30, 1995; and July 1, 1996, through June 30, 1997, will not reach the loss limits and has provided accordingly.

     Effective July 1, 1993, the Company self-insured the first $500,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $2.3 million in connection with this program of which $856,000 is outstanding at June 30, 1997. Effective July 16, 1994, the Company changed its policy so that it will obtain workers' compensation coverage from carriers and state insurance pools.

     Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred. A summary of the self-insurance liability, general, vehicle and workers' compensation liabilities (in thousands) for the periods ended June 30, 1997, 1996 and 1995 are:

                              Beginning                Self-       Ending
                                Self-        Self-    Insured       Self-
                              Insurance    Insurance  Claims      Insurance
                              Liability    Expenses    Paid       Liability

  June 30, 1995                $1,872        $668     $1,129       $1,411
  June 30, 1996                $1,411        $252       $623       $1,040
  June 30, 1997                $1,040       $(65)        $77         $898


     The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 1997, $175,000 at June 30, 1996, and $350,000
at June 30, 1995. The current portion of the ending liability of $500,000 at June 30, 1997, and 1996, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

     The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program and other business related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $492,000, $547,000 and $240,000 for the periods ended June 30, 1997, 1996 and 1995, respectively.

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

NOTE 8:  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

     The Company has established a Stock Option Plan for the benefit of its employees, consultants and directors. Stock options may be either incentive stock options or nonqualified stock options, with an option price no less than the fair value of the Company's common stock on the date of the grant. Options are granted for no more than a ten-year term and are exercisable based on a written agreement between the administrator and optionee.

     The table below summarizes transactions under the Company's stock option plan:

                                                      Number of Shares

  Balance, June 30, 1994                                         0

   Granted ($7.00 per share)                               416,926
                                                         ---------

  Balance, June 30, 1995 and 1996                          416,926

   Granted ($7.00 per share)                               276,200

   Forfeited                                               (21,000)
                                                         ---------
  Balance, June 30, 1997                                   672,126
                                                         =========


     Options outstanding at June 30, 1997, have a weighted-average remaining contractual life of approximately 8 years with 166,370 options currently exercisable at a price of $7.00 per share.

     In 1996, the Financial Accounting Standards Board adopted Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." This statement establishes an alternative fair value-based method of accounting for stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because in the opinion of management such values do not have a material effect.

COMMON STOCK PURCHASE WARRANTS

     In connection with the Company's restructuring, the Company attached warrants to purchase common stock to the new issuance of 12-7/8% Senior Secured Notes, due 2004. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable after January 15, 1995, and will expire on July 15, 2004.

     The table below summarizes warrant activity of the Company:

                                             Number
                                            of Shares     Exercise Price

         Issued                              175,536          $.01
                                            ---------

         Balance at June 30, 1997 and
           1996                              175,536          $.01
                                            =========



NOTE 9:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

                                            1997        1996         1995
                                            ----        ----         ----

NONCASH INVESTING AND FINANCING
  ACTIVITIES

  Related party receivable from sale
   of retail service center                  $--          $662         $--
  Note receivable from sale of retail        $--          $148         $--
   service center
  Receivable from sale of retail
   service centers                           $--        $2,390         $--
  Purchase contract obligations
    incurred                            $(5,463)       $(1,111)    $(1,433)
  Capitalization of leases                   $--         $(757)        $--

ADDITIONAL CASH PAYMENT INFORMATION
  Interest paid                         $11,156        $10,216      $7,196
  Income taxes paid (refunded), net     $(3,361)       $(1,647)    $(2,321)


NOTE 10:  EMPLOYEE BENEFIT PLAN

     The Company formed in fiscal year 1995 a defined contribution retirement plan eligible to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the periods ended June 30, 1997, 1996 or 1995.


NOTE 11:  OPERATING LEASES

     Noncancellable operating leases for the Company expire in various years through 2004. These leases generally contain renewal options for periods ranging from 1 to 5 years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

     Future minimum lease payments (in thousands) at June 30, 1997, were:

            1998                                      $       585

            1999                                              527

            2000                                              235

            2001                                              207

            2002                                               62

            Thereafter                                         91

            Future minimum lease payments             $     1,707
                                                       ==========



NOTE 12:  RESTRUCTURING PROPOSAL COSTS

     During the year ended June 30, 1997, the Company was considering a proposal to restructure the debt and equity of the Company. The Company abandoned the proposal and expensed the related costs of $1.9 million.


NOTE 13:  UNDERGROUND STORAGE FACILITY

     The Company owned salt cavern LPG underground storage facilities which are not in use and are subject to a consent agreement with the state of Kansas. Under the agreement, the Company was to submit a plan to the state for resuming use of the facilities or permanently closing them.

     During 1996 and 1995, charges of $200,000 and $924,000, respectively, were taken against earnings to accrue the costs of abandonment and to reduce the carrying value of the facilities to zero. As of June 30, 1997, the Company has materially completed the closing and abandonment of the facilities.


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

NOTE 15: FUTURE ACCOUNTING PRONOUNCEMENTS
IMPACT OF SFAS NO. 128

     The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Company must adopt this standard effective with periods ending after December 15, 1997. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 16: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1997 and 1996, the Company's financial instruments consist of cash, trade receivables and payables, receivables from related parties and long-term debt. The following methods were used to estimate the fair value of financial instruments:

RECEIVABLES FROM RELATED PARTIES

     It was not practicable to estimate the fair value of receivables from related parties. The amounts reflected in the balance sheet at June 30, 1997 and 1996, are short-term receivables generated from transactions between the Company and various related parties.

LONG-TERM DEBT

     Fair value of long-term debt is estimated based on the trading prices of the Company's primary debt issuance. The fair value of the other debt approximates carrying value as other debt consists of multiple mortgage obligations and debentures with interest rates approximating rates currently available to the Company.

     The carrying amounts and fair values of these financial instruments at June 30 are as follows (in thousands):

                                       1997                   1996
                                       ----                   ----

                              Carrying       Fair    Carrying       Fair
                               Amount        Value    Amount        Value
                              --------       -----    -------       -----
Financial Assets:

  Cash                         $965          $965      $898         $898

Financial Liabilities:
  Senior Secured
      Notes due 2004        $113,139     $121,476    $107,758    $106,212
  Other long-term debt       $13,493      $13,493     $15,100     $15,100



NOTE 17:  BUSINESS ACQUISITIONS

     During the year ended June 30, 1997, the Company acquired six LPG operations through five asset purchases, and one stock purchase transaction for a total of $9.5 million, of which $5.2 million was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. These acquisitions have been accounted for as a purchase by recording the assets and, for the stock purchase, the liabilities assumed, at their estimated market values at the acquisition date. Amounts paid above these market values are recorded as excess of cost over fair value of net assets acquired on the face of the balance sheets. The consolidated operations of the Company include the operations of the acquirees from the acquisition dates. Unaudited Pro Forma consolidated operations assuming the purchases were made at the beginning of the previous and current years are shown below:


                                          1997          1996
                                          ----          ----
                                            (In Millions)

  Net sales                                $98.9        $89.4

  Net income (loss)                         $2.6        $(7.4)



     The Pro Forma results are not necessarily indicative of what would have occurred had the acquisitions been on those dates, nor are they necessarily indicative of future operations.




      Independent Accountants' Report on Financial Statement Schedules

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

     In connection with our audit of the consolidated financial statements of ALL STAR GAS CORPORATION for each of the three years in the period ended June 30, 1997, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              /s/ Baird, Kurtz & Dobson

Springfield, Missouri
August 14, 1997




              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                               (IN THOUSANDS)

                           Balance at      Charges to       Amount              Balance at
                           Beginning       Costs and       Written                End of
Description                 of Year        Expenses          Off      Other        Year

Valuation accounts
deducted from assets
to which they apply
- for doubtful
accounts receivable:
  June 30, 1997              $722            $483           $369       $83(A)      $899
                                                                     $(20)(B)
  June 30, 1996              $800            $889           $820    $(147)(B)      $722

  June 30, 1995            $1,620          $1,136         $1,973      $17(A)       $800


(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.