Form 10-Q
period 1997-09-30
ALL STAR GAS CORP
filed 1997-11-14
CIK 922404

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997
                      COMMISSION FILE NUMBER 1-6537-3

                          ALL STAR GAS CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

                MISSOURI                              43-1494323
      -----------------------------               ------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

      P.O. BOX 303, 1700 S. JEFFERSON STREET, LEBANON, MISSOURI 65536
      ---------------------------------------------------------------
           (Address of Principal Executive Offices and Zip Code)

                               (417) 532-3103
                               --------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes  X   No

     Number of Shares of outstanding common stock (one class only) as of October 31, 1997 was 1,564,050.




                      PART I -- FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)

                                      SEPTEMBER 30, 1997     JUNE 30,
                                          (UNAUDITED)          1997
                                          ----------           ----
     Assets
     Current Assets
       Cash                                $  1,178          $    965
       Trade receivables - Net                5,895             5,101
       Inventories                            7,553             6,924
       Prepaid Expense                          678               401
       Due from Related Parties               -----                98
       Refundable Income Taxes              -------               630
                                            -------            ------
       Total Current Assets                  15,304            14,119
                                             ------            ------

     Property, Plant and Equipment          110,818           105,344
       Less Accumulated Depreciation         33,505            32,118
                                            -------           -------
         Fixed Assets - Net                  77,313            73,226
                                            -------           -------

     Other Assets
       Debt Acquisition Costs - Net           3,451             3,605
       Excess of Cost Over Fair Value
        of Assets Acquired - Net             14,611            14,101
       Other                                  2,482             2,781
                                            -------          --------
       Total Other Assets                    20,544            20,487
                                            -------          --------
       Total Assets                        $113,161          $107,832
                                           ========          ========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                      SEPTEMBER 30, 1997     JUNE 30,
                                          (UNAUDITED)          1997
                                          ----------           ----

     Current Liabilities
       Current Maturities of
        Long-Term Debt                     $  7,100          $  2,385
       Accounts Payable and
        Accrued Expenses                     20,084            16,332
                                             ------            ------

          Total Current Liabilities          27,184            18,717
     Long-Term Debt                         128,455           124,247
     Deferred Income Taxes                    5,090             7,190
     Accrued Self-Insurance Liability           287               398
                                            -------           -------
          Total Liabilities                 161,016           150,552
                                            -------           -------

     Stockholders' Equity (Deficit)
       Common; $.001 Par Value;
        Authorized 20,000,000 Shares,
        Issued Sept. 30, 1997 and
        June 30, 1997 -- 14,291,020
        Shares                                   14                14
       Common Stock Purchase Warrants         1,227             1,227
       Additional Paid-In Capital            27,279            27,279
       Retained Earnings                     11,699            16,834
                                             ------            ------
                                             40,219            45,354

     Treasury Stock at Cost
       September 30, 1997 and
        June 30, 1997
        12,726,970 Shares                   (88,074)          (88,074)
                                            -------           -------

     Total Stockholders' Equity (Deficit)   (47,855)          (42,720)
                                            -------           --------

       Total Liabilities and
        Stockholders' Equity (Deficit)     $113,161          $107,832
                                           ========          ========

     See Notes to Condensed Consolidated Financial Statements


                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
              (Dollars In Thousands, Except Per Share Amounts)

                                                    1997         1996
                                                    ----         ----
     Operating Revenue                           $13,078      $13,119
     Cost of Product Sold                          6,651        7,060
                                                 -------      -------
       Gross Profit                                6,427        6,059
                                                 -------      -------

     Operating Costs and Expenses
       General and Administrative                  6,766        5,827
       Depreciation and Amortization               2,292        1,445
       (Gain) Loss on Sale of Assets                 (88)         314
                                                  ------        -----
                                                   8,970        7,586
                                                  ------        -----

     Operating Loss                               (2,543)      (1,527)
                                                  ------       -------

     Other Income (Expense)
       Interest Expense, Net                      (2,651)      (2,629)
       Amortization of Debt
         Discount and Expense                     (1,673)      (1,491)
         Restructuring Proposal Costs               (368)      ------
                                                   ------      -------
                                                  (4,692)      (4,120)
                                                   ------      -------

     Loss Before Income Taxes                     (7,235)      (5,647)

     Provision (Credit) for Income Taxes          (2,100)      (2,000)

     Net Loss                                    $(5,135)     $(3,647)
                                                 ========     ========

     Loss Per Common Share                        $(3.28)      $(2.31)
                                                 ========     ========

     See Notes to Condensed Consolidated Financial Statements


                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                           (Dollars In Thousands)

                                                    1997         1996
                                                    ----         ----
     Cash Flows From Operating Activities
       Net Loss                                  $(5,135)     $(3,647)
       Items not requiring (providing) cash
         Depreciation                              1,836        1,217
         Amortization                              2,129        1,719
         Loss (Gain) on sale of assets               (88)         314
         Deferred income taxes                    (2,100)      (2,000)
       Changes In:
         Trade receivables                          (647)      (1,502)
         Inventories                                (446)      (1,113)
         Prepaid expense & other                     170         (330)
         Accounts payable & accrued expenses       4,481        2,708
                                                   -----       ------
       Net cash provided by (used in)
        operating activities                         200       (2,634)
                                                   -----       -------

     Cash Flows From Investing Activities
       Purchase of property & equipment           (2,088)      (1,453)
       Acquisitions of retail service centers     (2,697)       ----
       Receipts on sales of retail outlets
        previously accrued                        ------        3,002
       Proceeds from sales of property &
        equipment                                    189           66
       Disposal of retail service centers            550        1,212
                                                  ------        -----
          Net cash provided by (used in)
           investing activities                   (4,046)       2,827
                                                  -------       -----

     Cash Flows From Financing Activities
       Checks in process of collection              (373)        (751)
       Increase in working capital financing       4,683          668
       Principal payments on other long-term
        debt                                        (251)        (139)
                                                   -----         -----
          Net cash provided by (used in)
           financing activities                    4,059         (222)
                                                   -----         -----

     INCREASE (DECREASE) IN CASH                     213          (29)

     CASH, BEGINNING OF PERIOD                       965          898
                                                  ------        -----
     CASH, END OF PERIOD                          $1,178        $ 869
                                                  ======        =====

     See Notes to Condensed Consolidated Financial Statements


                          ALL STAR GAS CORPORATION
                              AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)

     1)   BASIS OF PRESENTATION

          All Star Gas Corporation (the Company) was founded in 1963 and through its subsidiaries has been in operation for over 34 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential agricultural and commercial customers. As of the last fiscal year, the Company provided service to approximately 115,000 customers in 21 states through 130 retail service centers.

          The accompanying unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1997, and the condensed consolidated results of its operations and cash flows for the periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature.

          These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1997, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

          Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

     2)   SELF-INSURANCE AND CONTINGENCIES

          Under the Company's fiscal 1998 insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company self-insures the first $200,000 for each and every general liability incident. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence. The Company obtains excess coverage on claims-made basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

          The fiscal 1998 insurance program reduced the self-insurance of general liability incidents from $250,000 per incident in fiscal 1997 (under joint coverage with SYN, Inc., a former related party) and $500,000 per incident in fiscal 1996, while maintaining similar premium costs to 1997 and reducing premium costs from 1996.

          The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

          The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries, subject to a $75,000 maximum per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

          As previously reported, the State of Missouri has made an assessment of state income tax for the years ended June 30, 1992 and 1993, the nature and magnitude of which has not changed. The Company continues to believe that it has a strong position on this matter and intends to vigorously contest the assessment. It is likely that this matter will have to be settled in litigation.

          The Company and its subsidiaries are presently involved in other various state tax audits, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     3)   ACCOUNTING FOR DERIVATIVES

          There has been no change since June 30, 1997 in the Company's treatment of commodity futures contracts. As of September 30, 1997, the Company's open positions on future contracts are immaterial.

     4)   ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

          The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended September 30, 1997, the Company acquired three businesses, consisting of six retail service centers and disposed of one retail service center. The Company expended $2.7 million in cash and incurred $3.0 million in mortgage obligations and noncompete agreements to acquire these businesses and received $550,000 for the service center disposition. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transactions and the seasonal nature of the business.

     5)   ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

             Additional Cash Payment Information      1997       1996
                                                      ----       ----

              Interest Paid                         $4,658     $5,074
              Income Taxes Paid (net of refunds)    $ (874)    $   36

             Noncash Investing and Financing Activities

              Mortgage obligations incurred on
               the acquisition of retail
               service centers                      $2,975     $-----

              Note receivable generated by the
               disposal of a retail service
               center                               $-----     $   24


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION AND LIQUIDITY

     The following table is presented as a measure of the Company's liquidity and financial condition (in thousands.)

                                  SEPTEMBER 30           JUNE 30
                                 1997      1996      1997      1996
                                 ----      ----      ----      ----

     Total long-term debt
      (including current
      maturities)              $135,555  $124,721  $126,632  $122,858

     Working Capital           $(11,880) $ (1,406) $ (4,598) $ (5,703)

     Current Ratio                  .56       .92       .75       .74

     During the three months ended September 30, 1997, the Company incurred $3.0 million of additional debt related to the acquisition of retail service centers. The remainder of the increase in long-term debt is related to the $1.5 million of amortization of original issue discount on the Company's 12-7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $4.7 million offset by mortgage obligation principal payments.

     The significant change in working capital and the resulting effect on the current ratio is primarily due to three factors:
     (1) the classification of the revolving credit facility as current, (2) the significant increase in the Company's prepaid product program, and (3) the levels of accounts receivables and inventories and the timing of certain accruals and payables.

     Current maturities of long-term debt increased approximately $6.0 million relating primarily to the classification of the revolving credit facility as current at September 30, 1997, compared to its treatment as long-term at September 30, 1996. The revolving credit facility had a balance of $5.2 million and $7.1 million as of September 30, 1997 and 1996, respectively. The Company intends, however, to refinance this obligation at its due date of June 29, 1998.

     Customer prepayments, primarily related to the Company's prepaid product program, increased to $10.9 million as of September 30, 1997 compared to $4.5 million as of September 30, 1996. The Company experienced much greater interest from its customers in the program's second year. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow.

     Cash flows from operations, a federal income tax refund, customer prepayments and the increase in the revolving credit facility allowed the Company to increase its inventory levels and support increased accounts receivable while reducing certain payables and accruals and meeting certain cash payment requirements, including the $4.5 million interest payment made on July 15, 1997 pursuant to the terms of the 12-7/8% Senior Secured Notes, due 2004.

     Pursuant to these Notes, the Company is required to make a $4.5 million interest payment on January 15, 1998. Historically, operating income increases during the second quarter as the winter selling season begins. The Company intends to meet the interest payment requirement through cash flows and available borrowings on its revolving credit facility.

     RESULTS OF OPERATIONS

     Due to the seasonal nature of its business, the Company usually realizes a net operating loss the first quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal elements. Other expense items such as depreciation and general and administrative expenses; however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to the increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

     The following table presents additional operating data for the periods ended September 30, 1997 and 1996 and the year ended June 30, 1997 (in thousands).

                               THREE MONTHS   THREE MONTHS
                                   ENDED         ENDED      YEAR ENDED
                                  9/30/97       9/30/96       6/30/97

     Propane gallons sold         14,480         13,755       85,006

     Revenues:
       Propane                    11,529         11,465       86,816
       Gas systems, appliances,
        and other fuels              800            835        3,759
       Other                         749            819        3,968

     Gross Margins:
       Propane                     5,414          4,983       36,292
       Gas systems and
        appliances                   264            257        1,208

     Volumes. Retail volumes of propane sold increased in the three months ended September 30, 1997 compared to the same period ended September 30, 1996. Due to the seasonal nature of the sales of propane, there are relatively fewer temperature sensitive sales in the first quarter. The primary reason for the increase in volume is due to the net effect of the Company's acquisitions and dispositions during the current quarter and prior fiscal year.

     Revenues. Operating revenues remained relatively consistent between the quarters ended September 30, 1997 and 1996. As indicated in the table above, propane revenues increased due primarily to increased volume offset slightly by changes in the retail prices charged. Gas system, appliance, other fuels and other revenues also fell slightly due to the removal of the Company's other fuel sales through retail service center dispositions and the elimination of the SYN Inc. management fee.

     Cost of product and gross margins. Gross margins increased from $6.1 million to $6.4 million from September 30, 1996 to 1997 respectively. The increase in the gross margin is related primarily to the increase in volume of propane sales as costs during both periods remained relatively stable.

     General and administrative expense. General and administrative expense increased significantly from $5.8 million during the three months ended September 30, 1996 compared to $6.8 million during the same period ended September 30, 1997. This increase is related primarily to increased retail costs associated with the acquisition of retail service centers in the current period and the prior fiscal year. General and administrative expense was also affected by the removal of the SYN Inc. overhead reimbursement of approximately $800,000 that was offset by the reduction of expense related to the management of SYN Inc.

     Depreciation and amortization. Depreciation and amortization increased from $1.4 million in the three months ended September 30, 1996 to $2.3 million in the same period ended September 30, 1997. This increase is due primarily to the increased depreciable basis of fixed assets acquired through the acquisition of retail service centers occurring in the 1997 fiscal year and the current quarter. Depreciation expense on Modernization expenditures and other asset purchases also contributed to the increase in fiscal 1998. Amortization increased related to the amortization of noncompete agreements incurred through retail service center acquisitions.

     Interest expense. Interest expense remained relatively unchanged for the three month periods ended September 30, 1997 and 1996.

     Restructuring proposal costs. As discussed in Note 12 of the June 30, 1997 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses at September 30, 1997 consist of residual expenses related to the abandonment of this proposal.


                        PART II - OTHER INFORMATION

     ITEM 1.

     Legal Proceedings

     Reference is made to Note 2 of the Condensed Consolidated
     Financial Statements.

     ITEMS 2, 3, 4, AND 5.

     No information is reportable under these sections.

     ITEM 6.

     Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit No.              Description

        (27)             Financial Data Schedule

     (b) Reports on Form 8-K

          None

     Reviewed by Independent Certified Public Accountants

     The September 30, 1997 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALL STAR GAS CORPORATION
                                   Registrant

                                   /s/Paul S. Lindsey
                                   _________________________
                                   PAUL S. LINDSEY
                                   PRESIDENT


     DATE:  November 14, 1997






                     Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Springfield, Missouri

         We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Springfield, Missouri
November 3, 1997