Form 10-Q
period 1997-12-31
ALL STAR GAS CORP
filed 1998-02-17
CIK 922404

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                     SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended December 31, 1997
                     Commission File Number 1-6537-3


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of January 31, 1998 was 1,564,050.



                     PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                ALL STAR GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Per Share Amounts)


                                    December 31, 1997
                                        (Unaudited)       June 30, 1997
Assets

Current Assets
    Cash                                  $   2,074        $    965
    Trade receivables - Net                   9,009           5,101
    Inventories                               7,620           6,924
    Prepaid Expense                             648             401
    Due from Related Parties                     --              98
    Refundable Income Taxes                     110             630
                                      -------------    ------------

        Total Current Assets                 19,461          14,119
                                      -------------    ------------

Property, Plant and Equipment               117,867         105,344
    Less Accumulated Depreciation            34,652          32,118
                                      -------------    ------------

        Fixed Assets - Net                   83,215          73,226
                                      -------------    ------------

Other Assets
    Debt Acquisition Costs - Net              3,343           3,605
        Excess of Cost Over Fair
        Value of Assets                      14,263          14,101
        Acquired - Net
    Other                                     2,780           2,781
                                      -------------    ------------

        Total Other Assets                   20,386          20,487
                                      -------------    ------------

Total Assets                             $  123,062      $  107,832
                                      -------------    ------------


Liabilities and Stockholders' Equity
Current Liabilities
        Current Maturities of
        Long-Term Debt                   $   12,500       $    2,385
        Accounts Payable and
        Accrued Expenses                     21,877           16,332
                                       ------------    -------------

        Total Current Liabilities            34,377           18,717

Long-Term Debt                              131,927          124,247
Deferred Income Taxes                         4,290            7,190
Accrued Self-Insurance Liability                275              398
                                       ------------    -------------

           Total Liabilities                170,869          150,552
                                       ------------    -------------

Stockholders' Equity (Deficit)
        Common; $.001 Par Value;
        Authorized
        20,000,000 Shares, Issued
        Dec. 31, 1997
        and June 30, 1997 -
        14,291,020 Shares                        14               14
    Common Stock Purchase Warrants            1,227            1,227
    Additional Paid-In Capital               27,279           27,279
    Retained Earnings                        11,747           16,834
                                       ------------    -------------

                                             40,267           45,354
Treasury Stock at Cost
        December 31, 1997 and June
        30, 1997 -
        12,726,970 Shares                  (88,074)         (88,074)
                                       ------------    -------------

Total Stockholders' Equity
(Deficit)                                  (47,807)         (42,720)
                                       ------------    -------------

        Total Liabilities and           $  123,062       $  107,832
        Stockholders' Equity
        (Deficit)
                                       ------------    -------------


See Notes to Condensed Consolidated Financial Statements



                ALL STAR GAS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)


                                Three Months Ended           Six Months Ended
                                    December 31            December 31

                                    1997          1996        1997             1996
                                    ----          ----        ----             ----

Operating Revenue                 $   29,836    $  34,191    $   42,914        $  47,310

Cost of Product Sold                  14,903       20,294         21,554           27,354

    Gross Profit                      14,933       13,897         21,360           19,956
                                  ----------    ---------    -----------    -------------

Operating Costs and
Expenses
    General and                        7,744        7,812         14,510           13,638
    Administrative
    Depreciation and                   2,092        1,689          4,384            3,134
    Amortization
        (Gain) Loss on Sale of           214        (845)            126            (532)
        Assets
                                  ----------    ---------    -----------    -------------

                                      10,050        8,656         19,020           16,240
                                  ----------    ---------    -----------    -------------

Operating Income                       4,883        5,241          2,340            3,716
                                  ----------    ---------    -----------    -------------

Other Income (Expense)
        Interest Expense,            (2,919)      (2,803)        (5,570)          (5,433)
        Net
        Amortization of
        Debt Discount                (1,625)      (1,491)        (3,298)          (2,982)
        and Expense
        Gain on SYN/Myers
        Transaction                       --       16,922             --           16,922
    Restructuring Proposal Costs       (291)           --          (659)               --
                                  ----------    ---------    -----------    -------------

                                     (4,835)       12,628        (9,527)            8,507
                                  ----------    ---------    -----------    -------------

    Income (Loss) Before
    Income Taxes                          48       17,869        (7,187)           12,223

    Provision (Credit) for
    Income Taxes                          --        6,900        (2,100)            4,900
                                  ----------    ---------    -----------    -------------

    Net Income (Loss)                 $   48            $              $         $  7,323
                                                   10,969        (5,087)
                                  ----------    ---------    -----------    -------------

    Basic and Diluted
    Earnings Per Share                $  .03      $  6.95     $   (3.25)          $  4.64
                                  ----------    ---------    -----------    -------------



See Notes to Condensed Consolidated Financial Statements.



                ALL STAR GAS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (Unaudited)
                          (Dollars in Thousands)



                                                            1997             1996
                                                            ----             ----

Cash Flows From Operating Activities
    Net Income (Loss)                                   $   (5,087)         $  7,323
    Items not requiring (providing)
    cash
        Depreciation                                          3,552            2,674
        Amortization                                          4,130            3,442
        Loss (Gain) on sale of assets                           126          (17,488)
        Deferred income taxes                               (2,100)              450
    Changes In:
        Trade receivables                                   (3,980)          (7,136)
        Inventories                                           (240)          (4,531)
        Prepaid expense & other                               (343)            (552)
        Accounts payable & accrued
        expenses                                              4,374            9,699
                                                     ---------------     -----------
        Net cash provided by (used in) operating
        activities                                              432          (6,119)
                                                    ---------------     ------------

Cash Flows From Investing Activities
    Purchase of property & equipment                        (4,365)          (4,205)
    Acquisition of retail service
    centers                                                 (4,562)          (1,151)
        Receipts on sales of retail
        outlets previously accrued                               --            3,002
        Proceeds from sales of property
        and equipment                                           189              468
    Disposal of retail service centers                          550            1,519
        Proceeds from sale of investment
        in SYN Inc.                                              --           18,000
                                                     ---------------    ------------
        Net cash provided by (used in)
        investing activities                                (8,188)           17,633
                                                    ---------------     ------------

Cash Flows From Financing Activities
    Checks in process of collection                             822            (420)
        Increase (decrease) in working
        capital financing                                     9,110          (6,389)
        Principal payments on other
        long-term debt                                      (1,067)            (575)
                                                    ---------------    -------------
        Net cash provided by (used in)
        financing activities                                  8,865          (7,384)
                                                    ---------------     ------------

INCREASE IN CASH                                              1,109            4,130

CASH, BEGINNING OF PERIOD                                       965              898
                                                    ---------------     ------------

CASH, END OF PERIOD                                       $   2,074        $   5,028
                                                    ---------------     ------------

See Notes to Condensed Consolidated Financial Statements



                ALL STAR GAS CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (Unaudited)


        (1)    BASIS OF PRESENTATION

               All Star Gas Corporation (the Company) was founded in 1963 and through its subsidiaries has been in operation for over 34 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers. As of the last fiscal year, the Company provided service to approximately 115,000 customers in 21 states through 130 retail service centers.

               The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1997, and the condensed consolidated results of its operations and cash flows for the periods ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

               These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1997, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

               Due to the seasonal nature of the Company's business, the results of operations for the six and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        (2)    SELF-INSURANCE AND CONTINGENCIES

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

        (3)    ACCOUNTING FOR DERIVATIVES

               There has been no change since June 30, 1997 in the Company's treatment of commodity futures contracts. As of December 31, 1997, the Company's open positions on futures contracts are immaterial.

        (4)    RECLASSIFICATION

               Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the December 31, 1997 financial statement presentation. These reclassifications had no effect on net earnings.

        (5)    EARNINGS PER SHARE

               Earnings per share (EPS) data for all periods presented was computed consistent with the application of the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," adopted by the Financial Accounting Standards Board (FASB). SFAS No. 128 replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. Although the Company has outstanding at each period certain convertible options and warrants, it does not anticipate conversion under the treasury stock method. Further, for all periods of loss presented, the effect of such conversion would be anti-dilutive. Therefore, basic and diluted EPS are computed as net income for the three and six month periods divided by the average weighted common stock outstanding of 1,564,050 and 1,579,225 as of December 31, 1997 and
               1996, respectively. Restatement of the 1996 periods did not result in any material changes.

        (6)    FUTURE ACCOUNTING PRONOUNCEMENTS

               The FASB adopted SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 31, 1997. SFAS No. 130 establishes standards for reporting the total of net income and all nonowner changes in stockholders' equity as a component of the statement of operations or in other optional presentations in the financial statements.

               The FASB also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes reporting requirements for identifiable operating segments and other business activities in addition to consolidated disclosure.

               The Company does not expect that adoption of these standards will have a material effect on its financial statements.

        (7)    ACQUISITIONS OF RETAIL SERVICE CENTERS

               The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended December 31, 1997, the Company acquired one business, consisting of four retail service centers, from a party related to the principal stockholder of the Company. The Company expended $1.9 million in cash and incurred $3.7 million in mortgage obligations and noncompete agreements to acquire this business. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

        (8)    ADDITIONAL CASH FLOW INFORMATION (In Thousands)


                  Additional Cash Payment Information      1997         1996
                  -----------------------------------

                  Interest Paid                           $5, 467      $5,904
                  Income Taxes Paid (net of refunds)      $  (520)     $  (86)


                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Mortgage obligations incurred
                    on the acquisition
                    of retail service centers             $6,719       $2,058
                  Other mortgage obligations incurred       ---        $1,247


         (9)   FUTURE LIQUIDITY NEEDS

               The Company's $15 million revolving credit facility expires June 29, 1998. During the quarter ended December 31, 1997, the Company exceeded the facility's acquisition availability covenant. The Company has received a waiver of this covenant. The Company is currently in negotiations to renew or replace this facility, but no new agreement has yet been reached. Should the Company be unable to obtain such financing, it may not be able to meet its working capital needs.

               Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increases from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results Of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                    December 31                  June 30

                                 1997          1996         1997         1996
                                 ----          ----         ----         ----

    Total long-term debt
    (including current
    maturities)                 $144,427      $121,867    $126,632   $126,858

    Working Capital (deficit)   $(14,916)     $  4,080    $ (4,598)  $ (5,703)

    Current Ratio                    .57          1.16         .75        .74

During the six months ended December 31, 1997, the Company incurred $6.7 million of additional debt related to the acquisition of retail service centers. The remainder of the increase in long-term debt is related to the $3.0 million of amortization of original issue discount on the Company's 12 7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $9.1 million offset by mortgage obligation principal payments.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

     -- the nonrecurring disposition of the Company's investment in SYN Inc in the prior year;
     -- the balance of the revolving credit facility and its classification as current;
     -- the use of funds generated from the Company's prepaid product program; and
     -- the tax related impact of operations affecting deferred tax assets and liabilities.

The nonrecurring nature of the payment of $18.0 million related to the disposition of the investment in SYN Inc. in the prior year distorts the comparison of working capital between the two years. Excess cash in the prior year influenced the level of other current assets and liabilities as well as allowing for the reduction of the revolving credit facility. Operations in the current year resulted in increased borrowings under the revolving credit facility during the Company's peak cash needs for the purchase of inventory and to support higher levels of accounts receivable.

Current maturities of long-term debt increased approximately $11.2 million related primarily to the classification of the revolving credit facility as current at December 31, 1997. The revolving credit facility had no borrowings outstanding in 1996 due to the SYN Inc. transaction discussed above while the balance at December 31, 1997 is $9.7 million. The working capital facility expires June 29, 1998. The remainder of the increase is due to the current maturities of increased levels of mortgage obligations and noncompete agreements incurred in association with the acquisitions completed over the last two fiscal years.

Customer prepayments, primarily related to the Company's prepaid product program, increased to $8.3 million as of December 31, 1997 compared to $3.2 million as of December 31, 1996. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow. Although the Company experienced much greater interest from its customers in the program's second year, the cash generated from the program was utilized for operations and acquisitions prior to December 31, 1997.

Changes in estimated future tax benefits and liabilities associated with tax differences resulted in the classification of $800,000 of deferred tax liabilities as current at December 31, 1997 compared to $725,000 of current deferred tax assets at December 31, 1996. These changes are primarily the result of the tax depreciation of fixed assets and the timing of certain acquisitions and dispositions in the two periods.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on January 15, 1998 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company experienced a temporary cash shortage due to the mild winter weather in most of the Company's areas of operation and the use of cash for acquisitions during the current and prior quarter. As of the date of this filing, the Company has not yet made the interest payment but intends to do so prior to the expiration of the grace period from cash available from operations, divestiture of certain assets and its revolving credit facility.

The Company has continued its successful efforts to expand its business through increased internal growth and acquisitions in targeted market areas. It intends to meet the requirements for its next interest payment on July 15, 1998 utilizing cash available from operations during the remainder of the heating season, the divestiture of certain assets outside of its targeted marketing area and revolving credit facility availability.

Results of Operations

Due to the seasonal nature of its business, the Company usually realizes a net operating loss the first quarter and net operating income for the second quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

Recently, the Securities and Exchange Commission issued Staff Legal Bulletin No. 5 regarding the Year 2000 computer software issue and the potential effects of this issue on the results of operations and the ability to do business. The Company is in the process of completing the conversion to a new accounting system that is Year 2000 compliant as well as evaluating its internal secondary systems to insure their compliance. The Company is not currently aware of any internal Year 2000 compliance issues and has not yet been able to determine the potential effect, if any, of deficiencies existing with its external suppliers or customers. The Company does not currently believe that the Year 2000 issue will have a material effect on the financial statements either in costs to address the problem or in the ability to report financial information.

The following table presents additional operating data for the periods ended December 31, 1997 and 1996 and the year ended June 30, 1997 (in thousands).



                                        Three Months Ended           Six Months Ended          Year Ended
                                        12/31/97      12/31/96     12/31/97      12/31/96       6/30/97
                                        --------      --------     --------      --------       -------

Propane Gallons Sold                     32,047        28,212        46,527        41,967        85,006
    (Bulk and Bottle)

Revenues:
    Propane                            $ 26,595      $ 30,977      $ 38,124      $ 42,442      $ 86,816
        Gas systems, appliances
        and other fuels                   1,431         1,458         2,231         2,293         3,759
    Other                                 1,810         1,756         2,559         2,575         3,968

Gross Profit:
    Propane                              12,640        11,668        18,054        16,651        36,292
        Gas systems, appliances
        and other fuels                     483           473           747           730         1,208



Volumes. Retail volumes of propane sold increased in the three and six months ended December 31, 1997 compared to the same periods ended December 31, 1996. Milder winter weather primarily impacted the three months ending December 31, 1997 as a large portion of sales in this period are generated from the residential heating market. Comparing stores that were operated by the Company during both 1996 and 1997, volumes decreased approximately 3.5%, however the net effect of acquisitions and dispositions completed by the Company between December 31, 1996 and 1997 offset this decrease and provided for the increased volumes.

Revenues. Despite increased volumes, operating revenues declined in both the three and six months ended December 31, 1997 compared to the same periods in 1996. Revenues were fairly consistent during the first three months of the six month periods ending December 31, 1997 and 1996. During the latter three months of 1997 the impact of an industry-wide decline in product costs compared to the same period in 1996 resulted in a similar decline in revenues as sales prices tend to move with product costs in the margin driven propane market. Sales prices per gallon fell from 15% to 20% in the three months ended December 31, 1997 compared to 1996, offsetting the impact of increased volumes. Additionally, the Company sold approximately $3.4 million of wholesale product in 1996 compared to only $200,000 in 1997. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. As indicated in the discussion of revenues, product costs were dramatically lower in 1997 than 1996, particularly in comparing the three months ending December 31, 1997 and 1996. Higher customer demand and lower market supplies in 1996 resulted in higher product costs, although these costs did not dramatically affect gross margins as the rising costs were passed on in the form of higher sales prices. Through December 31, 1997, the propane industry has experienced higher than historical supply levels in both the domestic and Canadian markets. Combined with warmer winter weather, which has depressed demand, these large supplies have resulted in significantly lower product costs. Lower costs were partially offset by increased volumes from net acquisitions and dispositions of retail service centers. Although lower costs were passed onto customers through lower sales prices, gross profits increased as margins per gallon remained relatively stable while volumes increased. As margins on wholesale product sales are extremely low; the reduction in wholesale sales did not have a significant impact on gross profit. Similarly, there were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense was relatively comparable in total between the three months ending December 31, 1997 and 1996 but was approximately $900,000 higher for the six months ended December 31, 1997 compared to the same period of 1996. The most significant change from 1996 to 1997 was the elimination of the overhead reimbursement associated with the management of SYN Inc. that was terminated in December 1996. This reimbursement, included in general and administrative expense, was $1.4 million and $600,000 for the six and three month periods ending December 31, 1996, respectively. The reduction of costs such as salaries and office expenses related to the termination of employees and services involved with the management of SYN Inc. has been partially offset by increased costs associated with the acquisition of retail service centers in the current period and the prior fiscal year. The Company has, however, been able to recognize cost savings in transportation, rental, and professional expenses. Insurance claims and premium costs have also fallen from $720,000 and $430,000 for the six and three month periods ending December 31, 1996 compared to $520,000 and $220,000 for the same periods ending December 31, 1997, respectively. This reduction is primarily due to the successful resolution of several claims resulting in the reduction of the portion of self-insurance reserves related to those claims.

Depreciation and amortization. Depreciation and amortization expense increased for both the three and six month periods ended December 31, 1997 compared to the same periods in 1996. This increase is due primarily to the increased depreciable basis of fixed assets acquired through the acquisition of retail service centers occurring in the 1997 fiscal year and the current period. Depreciation expense on modernization expenditures and other asset purchases also contributed to the increase in fiscal 1998. Amortization also increased related to the amortization of noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense rose slightly for the three and six month periods ending December 31, 1997 compared to the same periods in 1996 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions.

Restructuring proposal costs. As discussed in Note 12 of the June 30, 1997 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses at December 31, 1997 consist of residual expenses and forfeited deposits related to the abandonment of this proposal.


                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit No.                         Description

     (27)                           Financial Data Schedule

(b)     Reports on Form 8-K

        None

Reviewed by Independent Certified Public Accountants

The December 31, 1997 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALL STAR GAS CORPORATION
                                   Registrant

                                   /s/ Paul S. Lindsey
                                   _________________________
                                   PAUL S. LINDSEY
                                   PRESIDENT


DATE:  February 12, 1998




                     Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Springfield, Missouri

         We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Springfield, Missouri
February 12, 1998