Form 10-Q
period 1998-03-31
ALL STAR GAS CORP
filed 1998-05-14
CIK 922404

=============================================================================

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998
                       COMMISSION FILE NUMBER 1-6537-3


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Number of Shares of outstanding common stock (one class only) as of April 30, 1998 was 1,564,050.

============================================================================




                       PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                  ALL STAR GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     MARCH 31, 1998
                                      (UNAUDITED)          June 30, 1997
ASSETS

Current Assets
   Cash                                      $   1,145          $    965
   Trade receivables - Net                       7,679             5,101
   Inventories                                   6,541             6,924
   Prepaid Expense                                 623               401
   Due from Related Parties                         --                98
   Refundable Income Taxes                          --               630
   Deferred Income Taxes                           700                --
                                     -----------------   ---------------

      Total Current Assets                      16,688            14,119
                                     -----------------   ---------------

Property, Plant and Equipment                  118,185           105,344
   Less Accumulated Depreciation                35,773            32,118
                                     -----------------   ---------------

      Fixed Assets - Net                        82,412            73,226
                                     -----------------   ---------------

Other Assets
   Debt Acquisition Costs - Net                  3,214             3,605
      Excess of Cost Over Fair
      Value of Assets
      Acquired - Net                            13,907            14,101
   Other                                         2,679             2,781
                                     -----------------   ---------------

      Total Other Assets                        19,800            20,487
                                     -----------------   ---------------

Total Assets                                $  118,900        $  107,832
                                     -----------------   ---------------



                  ALL STAR GAS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                         MARCH 31, 1998
                                          (UNAUDITED)      June 30, 1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current Maturities of
      Long-Term Debt                       $   12,200          $    2,385
      Accounts Payable and
      Accrued Expenses                         13,675              16,332
                                      ---------------    ----------------

      Total Current Liabilities                25,875              18,717

Long-Term Debt                                133,488             124,247
Deferred Income Taxes                           5,975               7,190
Accrued Self-Insurance Liability                  300                 398
                                      ---------------    ----------------

         Total Liabilities                    165,638             150,552
                                      ---------------    ----------------

Stockholders' Equity (Deficit)
      Common; $.001 Par Value;
      Authorized 20,000,000
      Shares, Issued Mar. 31,
      1998 and June 30, 1997 -
      14,291,020 Shares                            14                  14
   Common Stock Purchase Warrants               1,227               1,227
   Additional Paid-In Capital                  27,279              27,279
   Retained Earnings                           12,816              16,834
                                      ---------------    ----------------

                                               41,336              45,354
Treasury Stock at Cost
      March 31, 1998 and June 30,
      1997 - 12,726,970 Shares                (88,074)            (88,074)
                                      ---------------    ----------------

Total Stockholders' Equity (Deficit)          (46,738)            (42,720)
                                      ---------------    ----------------

      Total Liabilities and
      Stockholders' Equity
      (Deficit)                            $  118,900          $  107,832
                                      ---------------    ----------------


See Notes to Condensed Consolidated Financial Statements




                  ALL STAR GAS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                     MARCH 31                   MARCH 31

                                 1998          1997           1998           1997
                                 ----          ----           ----           ----

Operating Revenue              $   30,237     $  34,135      $  73,152     $  81,411
Cost of Product Sold               14,229        18,942         35,783        46,296
                             ------------   -----------    -----------    ----------
   Gross Profit                    16,008        15,193         37,369        35,115
                             ------------   -----------    -----------    ----------

Operating Costs and
   Expenses
   General and
   Administrative                   8,309         7,162         22,819        20,801
   Depreciation and
   Amortization                     2,239         1,813          6,623         4,947
      (Gain) Loss on Sale
      of Assets                      (345)          215           (219)          580
                             ------------   -----------    -----------    ----------

                                   10,203         9,190         29,223        26,328
                             ------------   -----------    -----------    ----------

Operating Income                    5,805         6,003          8,146         8,787
                             ------------   -----------    -----------    ----------

Other Income (Expense)
      Interest Expense, Net       (2,892)       (2,622)        (8,463)        (8,054)
      Amortization of
      Debt Discount
      and Expense                 (1,749)       (1,579)        (5,047)        (4,561)
      Gain on SYN/Myers
      Transaction                     --          (899)            --         16,954
   Restructuring Proposal
   Costs                             (95)           --           (754)            --
                             ------------   -----------    -----------    ----------

                                  (4,736)       (5,100)       (14,264)         4,339
                             ------------   -----------    -----------    ----------

   Income (Loss) Before
   Income Taxes                    1,069           903         (6,118)        13,126

   Provision (Credit)
   for Income Taxes                   --           600         (2,100)         5,500
                             ------------   -----------    -----------    ----------

   Net Income (Loss)            $   1,069       $   303      $ (4,018)      $  7,626
                             ============   ===========    ===========    ==========

   Basic and Diluted
   Earnings Per Share              $  .68        $  .19      $  (2.57)      $   4.88
                             ============   ===========    ===========    ==========



See Notes to Condensed Consolidated Financial Statements.





                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                 1998            1997
                                                 ----            ----
Cash Flows From Operating Activities
   Net Income (Loss)                         $  (4,018)       $  7,626
   Items not requiring (providing) cash
      Depreciation                               5,459           3,908
      Amortization                               6,213           5,599
      Gain on sale of assets                      (219)        (16,375)
      Deferred income taxes                     (2,100)            450
   Changes In:
      Trade receivables                         (2,650)         (5,363)
      Inventories                                  839          (1,113)
      Prepaid expense & other                     (230)           (306)
      Accounts payable & accrued
      expenses                                  (2,716)           (211)
                                           ------------     ------------
      Net cash provided by (used in)
      operating activities                         578          (5,785)
                                           ------------    ------------

Cash Flows From Investing Activities
   Purchase of property & equipment             (6,700)         (6,179)
   Acquisition of retail service
   centers                                      (4,144)         (4,334)
      Receipts on sales of retail
      outlets previously accrued                    --           3,002
      Proceeds from sales of property
      and equipment                                809             537
   Disposal of retail service centers            1,490           1,540
      Proceeds from sale of
      investment in SYN Inc.                        --          18,000
                                           ------------    ------------
      Net cash provided by (used in)
      investing activities                      (8,545)          12,566
                                           ------------    ------------

Cash Flows From Financing Activities
   Checks in process of collection                 465           (1,671)
      Increase (decrease) in working
      capital financing                          8,794           (3,389)
      Purchase of treasury stock                    --              (99)
      Principal payments on other
      long-term debt                            (1,112)            (855)
                                           ------------    ------------
      Net cash provided by (used in)
      financing activities                       8,147           (6,014)
                                           ------------    ------------

INCREASE IN CASH                                    180             767

CASH, BEGINNING OF PERIOD                           965             898
                                           ------------    ------------

CASH, END OF PERIOD                           $   1,145       $   1,665
                                           ============    ============





See Notes to Condensed Consolidated Financial Statements





                  ALL STAR GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


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

            The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the consolidated results of its operations and cash flows for the periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature.

            These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1997, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

            Due to the seasonal nature of the Company's business, the results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      (2)   SELF-INSURANCE AND CONTINGENCIES

            Under the Company's fiscal 1998 insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company self-insures the first $200,000 for each and every general liability incident. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

            The fiscal 1998 insurance program reduced the self-insurance of general liability incidents from $250,000 per incident in fiscal 1997 (under joint coverage with SYN, Inc., a former related party) and $500,000 per incident in fiscal 1996, while maintaining similar premium costs to 1997 and reducing premium costs from 1996.

            Subsequent to March 31, 1998, a jury verdict of $1.6 million was returned against the Company in a lawsuit involving an ex-employee. A significant portion of any final damages owed will be the responsibility of the Company's underwriters. The incident leading to the suit occurred pre-June 30, 1994 and, accordingly, any actual cash obligations of the Company will be split 47.7%/52.3% with the assignee of the pre-June 30, 1994 majority owners who are no longer associated with the Company. The actual amount of damages owed by the Company, if any, is still being negotiated. The Company believes the maximum cash outlay related to this item will be $150,000. Company management feels that the established reserve for any future obligations is adequate.

            The Company and its subsidiaries are defendants in other various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

      (3)  RELATED PARTY TRANSACTIONS

            During the three months ending March 31, 1998, the Company entered into loan agreements with the Principal Shareholder of the Company totalling $1.8 million with terms ranging from 7 days to 6 months. At March 31, 1998, the balances of these obligations were $1.1 million. At the time of filing, the majority of these balances had been repaid.

      (4)   ACCOUNTING FOR DERIVATIVES

            There has been no change since June 30, 1997 in the Company's treatment of commodity futures contracts. As of March 31, 1998, the Company's open positions on futures contracts are immaterial.

      (5)   RECLASSIFICATION

            Certain reclassifications have been made to the March 31, 1997 financial statements to conform to the March 31, 1998 financial statement presentation. These reclassifications had no effect on net earnings.

      (6)   EARNINGS PER SHARE

            Earnings per share (EPS) data for all periods presented was computed consistent with the application of the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," adopted by the Financial Accounting Standards Board (FASB). SFAS No. 128 replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. Although the Company has outstanding at each period certain convertible options and warrants, it does not anticipate conversion under the treasury stock method. Further, for all periods of loss presented, the effect of such conversion would be anti-dilutive. Therefore, basic and diluted EPS are computed as net income for the three and nine month periods divided by the average weighted common stock outstanding of 1,564,050 and 1,575,853 as of March 31, 1998 and 1997, respectively.

      (7)   FUTURE ACCOUNTING PRONOUNCEMENTS

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

      (8)   ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

            The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended March 31, 1998, there were no acquisitions and the Company disposed of two retail service centers. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

      (9)   ADDITIONAL CASH FLOW INFORMATION (In Thousands)


Additional Cash Payment                      1998           1997
-----------------------                      ----           ----
Information

Interest Paid                             $10,261          $10,541
Income Taxes Paid (net of refunds)        $  (860)         $ 2,935


Noncash Investing and Financing
Activities

   Mortgage obligations incurred
     on the acquisition
     of retail service centers            $6,719           $3,008
Other mortgage obligations incurred          ---           $1,355


       (10)  FUTURE LIQUIDITY NEEDS

            The Company's $15 million revolving credit facility expires June 29, 1998. Additionally, during the quarter ended March 31, 1998, the Company exceeded the facility's acquisition availability covenant. The Company has received a waiver of this covenant. The Company is currently in negotiations to renew or replace this facility, but no new agreement has yet been reached. Should the Company be unable to obtain such financing, it may not be able to meet its working capital needs.

            Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increases from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                     MARCH 31                    JUNE 30

                                 1998          1997           1997           1996
                                 ----          ----           ----           ----
   Total long-term debt
   (including current
   maturities)                   $145,688      $127,067       $126,632      $126,858

   Working Capital (deficit)     $ (9,187)    $   4,507       $ (4,598)     $ (5,703)

   Current Ratio                     .64           1.30            .75           .74

During the nine months ended March 31, 1998, the Company incurred $6.7 million of additional debt related to the acquisition of retail service centers. The remainder of the increase in long-term debt is related to the $4.6 million of amortization of original issue discount on the Company's 12 7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $8.8 million offset by mortgage obligation principal payments.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

 o the nonrecurring disposition of the Company's investment in SYN Inc in the prior year;

 o the balance of the revolving credit facility and its classification as current;

 o the use of funds generated from the Company's prepaid product program; and

 o the tax related impact of operations affecting deferred tax assets and liabilities.

The nonrecurring nature of the payment of $18.0 million related to the disposition of the investment in SYN Inc. in the prior year distorts the comparison of working capital between the two years. Excess cash in the prior year influenced the level of other current assets and liabilities as well as allowing for the reduction of the revolving credit facility. Operations in the current year resulted in increased borrowings under the revolving credit facility during the Company's peak cash needs.

Current maturities of long-term debt increased approximately $9.8 million related primarily to the classification of the revolving credit facility as current at March 31, 1998. The revolving credit facility had a balance of $9.3 million and $3.0 million at March 31, 1998 and 1997, respectively. The working capital facility expires June 29, 1998. The remainder of the increase is due to the current maturities of increased levels of mortgage obligations and noncompete agreements incurred in association with the acquisitions completed over the last two fiscal years.

Customer prepayments, primarily related to the Company's prepaid product program, increased to $3.6 million as of March 31, 1998 compared to $1.9 million as of March 31, 1997. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow. Although the Company experienced much greater interest from its customers in the program's second year, the cash generated from the program was utilized for operations and acquisitions prior to March 31, 1998.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on January 15, 1998 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company experienced a temporary cash shortage due to the mild winter weather in most of the Company's areas of operation and the use of cash for acquisitions during the current and prior quarter. The interest payment was made through cash collections of accounts receivable, the cash received from the sale of two retail service centers and loans of $1.8 million from a related party.

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

The following table presents additional operating data for the periods ended March 31, 1998 and 1997 and the year ended June 30, 1997 (in thousands).


                             THREE MONTHS ENDED      NINE MONTHS ENDED     YEAR ENDED

                             3/31/98     3/31/97     3/31/98    3/31/97     6/30/97
                             -------     -------     -------    -------     -------

Propane Gallons Sold          33,891      29,295      80,417     71,242      85,006
   (Bulk and Bottle)

Revenues:
   Propane                  $ 28,684    $ 32,630    $ 66,808   $ 75,072    $ 86,816
      Gas systems,
      appliances                 768         827       2,999      3,120       3,759
      and other fuels
   Other                         735         648       3,294      3,223       3,968

Gross Profit:
   Propane                    14,931      14,182      32,985     30,833      36,292
      Gas systems, appl-
      ances and other
      fuels                      293         590       1,040      1,063       1,208




Volumes. Retail volumes of propane sold increased 15.6% and 12.9% in the three and nine months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997. Milder winter weather primarily impacted the three months ending March 31, 1998 as a large portion of sales in this period are generated from the residential heating market. Comparing stores that were operated by the Company during both 1997 and 1998, volumes decreased approximately 1.0%, however the net effect of acquisitions and dispositions completed by the Company between March 31, 1997 and 1998 offset this decrease and provided for the increased volumes.

Revenues. Despite increased volumes, operating revenues declined in both the three and nine months ended March 31, 1998 compared to the same periods in 1997. Revenues were fairly consistent during the first three months of the nine month periods ending March 31, 1998 and 1997. During the latter six months of 1998 the impact of an industry-wide decline in product costs compared to the same period in 1997 resulted in a similar decline in revenues as sales prices tend to move with product costs in the margin driven propane market. Sales prices per gallon fell from 15% to 20% in the three months ended March 31, 1998 compared to 1997, offsetting the impact of increased volumes. Additionally, the Company sold approximately $4.4 million of wholesale product in 1997 compared to only $510,000 in 1998. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. As indicated in the discussion of revenues, product costs were dramatically lower in 1998 than 1997, particularly in comparing the three months ending March 31, 1998 and 1997. Higher customer demand and lower market supplies in 1997 resulted in higher product costs, although these costs did not dramatically affect gross margins as the rising costs were passed on in the form of higher sales prices. Through March 31, 1998, the propane industry has experienced higher than historical supply levels in both the domestic and Canadian markets. Combined with warmer winter weather, which has depressed demand, these large supplies have resulted in significantly lower product costs. Lower costs were partially offset by increased volumes from net acquisitions and dispositions of retail service centers. Although lower costs were passed onto customers through lower sales prices, gross profits increased as margins per gallon remained relatively stable while volumes increased. As margins on wholesale product sales are extremely low; the reduction in wholesale sales did not have a significant impact on gross profit. Similarly, there were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense for the three months ending March 31, 1998 increased $1.1 million over the same period in 1997. For these periods, salaries and employee benefits increased $289,000 mainly due to increased personnel with the acquisition of retail service centers. Rent and maintenance costs of the Company's facilities and equipment increased $282,000 due to the increased maintenance costs of the Company's aircraft and the increase in rental space of the home office.

General and administrative expense for the nine months ending March 31, 1998 increased $2.0 million over the same period in 1997. The most significant change from 1997 to 1998 was the elimination of the overhead reimbursement associated with the management of SYN Inc. that was terminated in December 1996. This reimbursement, included in general and administrative expense, was $1.4 million for the nine month period ending March 31, 1997. The reduction of costs such as salaries and office expenses related to the termination of employees and services involved with the management of SYN Inc. has been partially offset by increased costs associated with the acquisition of retail service centers in the current period and the prior fiscal year. The Company has, however, been able to recognize cost savings in office and professional expenses.

Depreciation and amortization. Depreciation and amortization expense increased for both the three and nine month periods ended March 31, 1998 compared to the same periods in 1997. This increase is due primarily to the increased depreciable basis of fixed assets acquired through the acquisition of retail service centers occurring in the 1997 fiscal year and the current period. Depreciation expense on modernization expenditures and other asset purchases also contributed to the increase in fiscal 1998. Amortization additionally increased related to the amortization of noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense increased for the three and nine month periods ending March 31, 1998 compared to the same periods in 1997 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions.

Restructuring proposal costs. As discussed in Note 12 of the June 30, 1997 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses at March 31, 1998 consist of residual expenses and forfeited deposits related to the abandonment of this proposal.

 Provision (credit) for income taxes. During the quarter ending March 31, 1998, the Company reduced its estimate of future income tax liabilities which resulted in no provision for income taxes for the quarter.


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

     (27)                     Financial Data Schedule

(b)   Reports on Form 8-K

      None

Reviewed by Independent Certified Public Accountants

The March 31, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.




                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALL STAR GAS CORPORATION
                                         Registrant

                                        /s/ Paul S. Lindsey
                                        -------------------------
                                        PAUL S. LINDSEY
                                        PRESIDENT


 DATE:  May 14, 1998




                        Independent Accountants' Report


 Board of Directors and Stockholders
 All Star Gas Corporation
 Springfield, Missouri

           We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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



 Springfield, Missouri
 May 6, 1998