Form 10-K
period 1998-06-30
ALL STAR GAS CORP
filed 1998-09-28
CIK 922404

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended June 30, 1998
                       COMMISSION FILE NUMBER 1-6537

                          ALL STAR GAS CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                   MISSOURI                           43-1494323
        -------------------------------           -------------------
        (State or other jurisdiction of             (IRS Employer
         Incorporation or Organization            Identification No.)

     P.O. BOX 303, 119 WEST COMMERCIAL STREET, LEBANON, MISSOURI, 65536
     ------------------------------------------------------------------
           (Address of Principal Executive Offices and Zip Code)

                               (417) 532-3103
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                            TITLE OF EACH CLASS
                   -------------------------------------
                   12-7/8% Senior Secured Notes Due 2004
                    9% Subordinated Debentures Due 2007

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 24, 1998 is: $116,480.

Shares of Common Stock, $0.001 par value, outstanding as of close of
business on September 24, 1998:   1,564,050.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 119 W. Commercial Street, Lebanon, Missouri 65536; Telephone (417) 532-3103.




                                    PART 1


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

      All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 35 years. The Company is engaged primarily in (a) the retail marketing of propane to residential, agricultural, and commercial customers, (b) the retail marketing of propane-related appliances, supplies, and equipment, and (c) the renting of consumer propane storage tanks to residential and commercial customers under various brand names, including All Star, Empiregas, and the names of numerous predecessors. During the fiscal year which ended June 30, 1998, All Star Gas supplied propane to approximately 112,000 customers in 19 states from 127 retail service centers and sold approximately 94 million gallons.

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

      The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 65.6% of the Company's aggregate propane sales revenue and 74.7% of its aggregate gross margin from propane sales in fiscal year 1998. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1998 propane sales revenue, the customer base consisted of 24.5% commercial and 9.9% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.1% of revenue from sales.

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

      On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. The Company acquired, for $30,000, 30% of the common stock of SYN, Inc. ("Synergy"), the acquisition entity. The Company entered into a Management Agreement pursuant to which the Company provided all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company received a $500,000 annual base management fee, an incentive management fee, and $3.25 million annual overhead reimbursement (adjusted annually for inflation). Unless specifically referenced, all information contained herein excludes information pertaining to the Synergy operations.

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

      In December, 1996, the Company and Northwestern Growth Corporation
(NGC), completed an agreement for the sale of various interests of the Company in Synergy and Myers and the modification and termination of certain agreements between NGC, Synergy and Myers on the one hand and the Company on the other hand. The agreement terminated the management agreements pursuant to which the Company provided management activities for Synergy and Myers effective December, 1996. The agreement resulted in a payment of $18 million to the Company resulting in a gain reflected on the Statement of Operations of $16.9 million which is net of transaction and other costs and fees. The Company may be entitled to an additional amount based on a third party's indemnification obligations to Synergy.

      Sources of Supply. During 1998, approximately 90% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 15.4% and 14.1% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

      Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 8.24 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 9 over-the-road tractors and 11 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

      Deliveries to customers are made by means of 303 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

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

      Effective July 1, 1998, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $101.0 million with a $200,000 self-insured retention for general and excess liability losses. The Company's combined auto and workers' compensation coverage has a $250,000 deductible per occurrence.

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

EMPLOYEES

      As of September 15, 1998 the Company had approximately 625 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its annual shareholder meeting on July 17, 1998. The only matter presented for a vote was the re-election of Jim J. Shoemake as director. Mr. Shoemake was re- elected with 1,547,410 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Douglas A. Brown, Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      As of September 24, 1998, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

      As of September 24, 1998, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock. Each warrant represents the right to purchase one share of the Company's Common Stock for $.01 per warrant. The warrants are exercisable currently and will expire July 15, 2004.

      No dividends on the Common Stock of the Company were paid during the Company's 1997 or 1998 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 1998. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1998 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report. Because the operating data for the period ending June 30, 1994 does not take into account the effects of the Transaction on the Company, the data for that period is not comparable to the data for the years ended June 30, 1995 - 1998.

                                                         YEAR ENDED JUNE 30,
                                       -----------------------------------------------------
                                         1994       1995       1996       1997      1998
                                         ----       ----       ----       ----      ----
                                       (In thousands except ratios and per share amounts)
Operating data:

   Operating revenue                   $124,452    $74,090    $82,702    $94,543    $86,510
   Gross profit (1)                      66,532     38,478     39,384     41,468     44,094
   Operating expenses                    44,866     29,144     27,987     28,853     29,747
   Depreciation & amortization           10,150      6,166      6,770      6,867      9,334
   Operating income                      11,516      3,168      4,627      5,748      5,013

Interest expense:
   Cash interest                          8,542     10,681     10,657     10,605     11,391
   Amortization of debt discount
      & expenses                          2,016      4,889      5,476      6,140      6,796
   Total interest expense                10,558     15,570     16,133     16,745     18,187
Net income (loss) before
extraordinary items(2)                   (1,190)    (8,726)    (7,897)     2,222    (9,954)

Other operating data:

   Capital expenditures                  19,979     11,874      8,838     13,340     17,384
   Cash from sale of retail service
     centers and other assets               366      2,956      6,177      5,478      2,821
   EBITDA  (3)                           21,566      8,784     11,002     13,347     14,007
   Basic & diluted income (loss)
   before extraordinary items          $  (0.08)   $ (5.53)   $ (5.00)   $  1.41    $ (6.36)


                                                          YEAR ENDED JUNE 30,
                                       ------------------------------------------------------
                                         1994       1995        1996       1997      1998
                                         ----       ----        ----       ----      ----
Balance sheet data:
   Total assets                        $104,644    $105,128   $102,002   $107,832   $113,788
   Long-term debt (including
     current maturities)                105,612     115,647    122,858    126,632    142,350
   Stockholders' equity (deficit)       (28,220)    (36,946)   (44,843)   (42,720)   (52,674)


(1)  Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1998.

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

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1998 and June 30, 1997

      Operating Revenue. Operating revenue decreased $8.0 million, or 8.5% to $86.5 million in fiscal year 1998 as compared to $94.5 million in fiscal year 1997. The decrease was primarily due to an $8.2 million decrease in propane sales which was the result of 15.3% lower propane sales prices offset by a 10.4% increase in gallons sold. Propane sales prices decreased an average of 14.8(cent) per gallon over fiscal 1997 which was the result of lower wholesale prices which are discussed in the cost of products sold section.

      Cost of products sold. Cost of products sold decreased $10.7 million, or 20.1%, to $42.4 million in fiscal year 1998 as compared to $53.1 million in fiscal year 1997. This was due to lower average wholesale propane costs of 13.7(cent) per gallon. In fiscal year 1998, the propane industry has experienced higher than historical supply levels in both the domestic and Canadian markets. Combined with warmer winter weather, which has depressed demand, these large supplies have resulted in significantly lower product costs. Lower costs were partially offset by increased volumes from net acquisitions and dispositions of retail service centers. The decrease in cost of propane products sold was partially offset by an increase in cost of gas systems and appliances of $130,000.

      Gross profit. The Company's gross profit for the year increased $2.6 million to $44.1 million in fiscal year 1998 as compared to $41.5 million in fiscal year 1997. This increase is primarily due to a $2.6 million improvement in propane sales gross profit. Propane sales gross profits increased as margins per gallon remained relatively stable while volumes increased 10.4% in fiscal 1998 as compared to fiscal 1997. Other improvements to gross profit are the result of increased income from rental and leasing activities of $222,000 and increased emphasis of selling value added services through a service labor increase of $123,000. These improvements were partially offset by a decrease in margins on gas systems and appliances of $195,000.

      General and administrative expense. General and administrative expenses increased $2.1 million to $29.7 million in fiscal 1998 compared to $27.6 million in fiscal 1997. The majority of the increase is due to the elimination of the overhead reimbursement associated with the management of SYN Inc. that was terminated in December 1996. This reimbursement was $1.4 million for the year ending June 30, 1997. Other notable changes include an increase in salaries and employee benefits of $765,000 in fiscal 1998 mainly due to increased personnel associated with the acquisition of retail service centers. Transportation expenses increased $402,000 due to the increased maintenance costs of the Company's aircraft and the improvement and maintenance of its trucks and equipment. Professional expenses decreased $295,000 over fiscal 1997 due to the additional costs in 1997 associated with a proposed restructuring of the company's debt and equity which was abandoned.

      Provision for doubtful accounts. The provision for doubtful accounts decreased $140,000, or 29.2%, from $483,000 in fiscal 1997 to $342,000 in fiscal 1998. The decrease is a result of the enhanced credit and collection efforts begun in fiscal 1995 as well as a reflection of the upgrade in customers during the same time frame. The Company also tied certain employees' incentive compensation to credit and collection results.

      Depreciation and amortization. Depreciation and amortization expense increased $2.4 million to $9.3 million in fiscal 1998 from $6.9 million in fiscal 1997. This increase is due primarily to the addition of fixed assets through the acquisition of retail service centers occurring in the 1997 fiscal year and the current period. Depreciation expense on modernization expenditures and other asset purchases also contributed to the increase in fiscal 1998.

      Interest expense. Interest expense increased approximately $800,000 to $11.4 million in fiscal 1998 from $10.6 million in fiscal 1997 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions.


Fiscal Years Ended June 30, 1997 and June 30, 1996

      Operating Revenue. Operating revenue increased $11.8 million, or 14.3%, to $94.5 million in fiscal year 1997 as compared to $82.7 million in fiscal year 1996. The increase was primarily due to an $11.8 million increase in propane sales which was the result of 21% higher propane sales prices and a 4.4% reduction in gallons sold. Propane prices increased an average of 18(cent) per gallon over fiscal 1996 which was the result of higher wholesale prices which are discussed in the cost of products sold section.

      Cost of products sold. Cost of products sold increased $9.8 million, or 22.5%, to $53.1 million in fiscal year 1997 as compared to $43.3 million in fiscal year 1996. This increase was due to the cost of propane increase of $10.2 million due to higher wholesale propane costs of 14(cent) per gallon. The increase in wholesale propane costs were due to low propane inventories, as reported by the major supply points for the United States, compared to the five year historical average. The increase of cost of products was offset by a reduction in refined fuel costs of $200,000 due to the disposal of the locations selling refined fuels and reduction in cost of gas systems and appliances of $200,000.

      Gross profit. The Company's gross profit for the year increased $2.1 million to $41.5 million in fiscal year 1997 as compared to $39.4 million in fiscal year 1996. This increase is primarily due to a $1.6 million improvement in propane sales gross profit to .427(cent) per gallon in fiscal 1997 as compared to .390(cent) per gallon in fiscal 1996. This increase represents an improvement of .037(cent) per gallon or 9.3% over fiscal 1996, which is primarily due to the company's purchasing, hedging and consumer pricing strategy of improved margins as a result of the changes in geographic mix to higher margin areas and improvement of customer base through the marketing focus of value added products and services. Other improvements to gross profit are the result of increased margins on gas system and appliance sales of $300,000 and increased emphasis of selling value added services through a service labor increase of $200,000.

      General and administrative expense. General and administrative expenses increased slightly by $100,000 to $27.6 million in fiscal 1997 compared to $27.5 million in fiscal 1996. Although general and administrative expenses were flat from 1996 to 1997, there were reductions in many categories due tro the elimination of activities required for the management of the Synergy properties in December, 1996. The various reductions in the expense categories were offset by the elimination of the reimbursement of overhead expenses from Synergy of $2.4 million.

      Insurance and related liability claims expense decreased substantially by $900,000 or 36% to $1.7 million in fiscal 1997 as compared to $2.6 million in fiscal 1996. The decrease is due primarily to an improved claims record and the pooling of coverage with Synergy resulting in reduced premiums.

      Most other categories of general and administrative expenses were reduced in fiscal 1997 from fiscal 1996 as a result of the elimination of Synergy management, as previously discussed, except for salaries which remained fairly stable, decreasing only $200,000, or .9% from $15.8 million in fiscal 1996 to $15.6 million in fiscal 1997, which was offset by certain other staffing related to the elimination of Synergy management. The Company strategically expanded its executive staff and middle management in order to allow for improved succession planning which was offset by the reduction in certain other staffing related to the elimination of Synergy management.

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

      Depreciation and Amortization. Depreciation and amortization increased slightly by $100,000 to $6.9 million in fiscal 1997 from $6.8 million in fiscal 1996. The increase is primarily due to fixed assets purchases through acquisitions and capital expenditures during fiscal 1997.

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

      Cash flow provided by operating activities was $5.6 million in fiscal year 1998 as compared to the cash flow used in fiscal year 1997, of $1.7 million. This change is due to the Company's increasing certain liabilities and accrued expenses while carrying lower levels of inventory and accounts receivable.

      Cash flow used in investing activities was $8.4 million as compared to the cash flow provided in fiscal year 1997, of $10.5 million. This change is due primarily to the $18.0 million provided by the Synergy/Myers transaction in fiscal 1997.

      Cash flow provided by financing activities was $2.7 million as compared to the cash flow used in fiscal year 1997, of $8.7 million. This change is due primarily to a $4.5 million net increase in borrowings in fiscal 1998 compared to a $5.8 net reduction in fiscal 1997 on the Company's working capital facility.

      Pursuant to the indenture for the 12-7/8% Senior Secured Notes, the Company is required to make a $4.5 million, semi-annual interest payment on each July 15 and January 15. Beginning in fiscal year 2000, the semi-annual cash interest payment on the Notes will increase to $8.2 million. The Company decided to utilize its 30 day grace period for the January 1998 and July 1998 interest payments. The Company experienced a temporary shortage in cash flow due to the unusually warm weather, lower petroleum prices which have caused a decrease in customer demand for pre-paid gas contracts and delays in several asset sale transactions. The Company met the scheduled interest payments through the use of operating cash flows, available borrowings on its working capital facility and loans from a related party.

      The Company has net working capital and stockholders' equity deficiencies and its working capital borrowing facility is due in full in December 1998. The Company is considering several alternatives for mitigating these conditions during the year which include seeking a long term extension of the existing credit facility and exploring other financing and recapitalization alternatives. In addition, management has undertaken significant reductions in general and administrative expenses during the latter portion of fiscal 1998 which are expected to positively impact fiscal 1999 results. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the change of the Company name on its retail facilities and the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement. While the Company believes that it will be able to obtain the necessary financing and/or capital to mitigate these conditions, no commitments have been obtained and no assurances can be made that such financing and/or capital will be available to the Company. An inability to obtain financing and/or capital could have a material adverse effect on the Company and its ability to conduct business.

      The Company's financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. The Company's independent accountants, Baird, Kurtz & Dobson, have stated in their independent accountant's report filed as part of this Annual Report, that the net working capital and stockholders' equity deficiencies as well as the fact that the Company's working capital borrowing facility is due in full in December, 1998, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements set forth in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could result in losses not reflected in the financial statements set forth in this Annual Report and could have a material adverse effect on the Company and its ability to conduct business.

YEAR 2000

      The Year 2000 problem concerns the inability of information systems to recognize and process date-sensitive information properly from and after January 1, 2000.

      To minimize or eliminate the effect of the year 2000 problem on the Company's information systems and applications, the Company is continually identifying, evaluating, implementing and testing changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The Company has given an executive officer of the Company responsibility to identify, evaluate and implement a plan to bring all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). The Company has substantially completed the Identification, Assessment and Implementation Phases and has identified and assessed four areas of risk: (i) third party vendor software, such as business applications and operating systems; (ii) computer hardware components; (iii) electronic data transfer systems between the Company and its suppliers and customers; and (iv) embedded systems, such as phone switches. Although no assurances can be made, the Company believes that it has identified substantially all of its systems, applications and related software that are subject to Year 2000 compliance risk and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company does not anticipate completion of the Testing Phase until sometime prior to December 1999.

      The Company relies on third party service providers for services such as telecommunications, internet service, utilities and other key services as well as other third parties such as customers and suppliers. Interruption of those services and business due to Year 2000 issues could affect the Company's operations. The Company has developed a course of action to determine the status of such third party service providers, customers and suppliers to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary, options include identification of alternative service providers, customers and suppliers available to provide such service and business if such third party fails to become Year 2000 compliant within an acceptable time frame prior to December 31, 1999.

      Since the Company has recently updated its information systems (which have been certified to be Year 2000 compliant) in the ordinary course of business, there has not been any additional cost incurred by the Company in connection with its Year 2000 compliance plan other than as would have been incurred in the ordinary course. The Company has been expensing and capitalizing the costs of updating its information systems and therefore its Year 2000 compliance plan in accordance with appropriate accounting policies. The Company does not believe that it will incur significant future costs for remediation in connection with Year 2000 compliance. In the event the Year 2000 modifications and conversions are not adequate, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

      THE ESTIMATES AND CONCLUSIONS HEREIN ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS OF COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S SERVICE PROVIDERS, CUSTOMERS AND SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the Consolidated Financial Statements included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of the Company are as follows:

                                     POSITION HELD WITH THE COMPANY
        NAME            AGE             AND PRINCIPAL OCCUPATION
        ----            ---          ------------------------------
Paul S. Lindsey, Jr.     53    Chairman of the Board, Chief Executive
                               Officer, and President since June 1994;
                               previously Vice Chairman of the Board (1982
                               to 1994) and Chief Operating Officer (1988
                               to 1994); term as director expires 2000

Douglas A. Brown         38    Director since June 1994; Partner ZS Fund
                               since 4/97; previously member Holding
                               Capital Group, Inc. (since 1989); term as director expires 2000

Kristin L. Lindsey       50    Director/Executive Vice President since Oct.
                               1996; previously Director/Vice President to
                               June 1994; previously pursued charitable and other personal interest; term as director expires 1999

Bruce M. Withers, Jr.    71    Director since June 1994; previously
                               Chairman and Chief Executive Officer of
                               Trident NGL Holding, Inc. (since August
                               1991) and President of the Transmission and Processing Division of Mitchell Energy
                               Corporation (1979 to 1991); term as director expires 1999

Jim J. Shoemake          60    Director since June 1994; partner of
                               Guilfoil, Petzall & Shoemake (since 1970);
                               term as director expires 2001

Valeria Schall           44    Executive Vice President since October,
                               1996, previously Vice President since 1992;
                               Corporate Secretary since 1985 and Assistant to the Chairman since 1987

James M. Trickett        48    Chief Operating Officer since 1997, Sr. Vice
                               President since September 1997; previously
                               Divisional Manager since June 1996, and
                               Regional Manager since August 1995.
                               Divisional Manager with Synergy Gas
                               Corporation since 1990.

Robert C. Heagerty       51    Sr. Vice President since September 1997,
                               previously Divisional Vice President since
                               June 1993; previously Regional Manager since
                               December 1986.

J. Greg House, Sr.       41    Vice President - Management Information
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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table provides compensation information for each of the years ended June 30, 1998, 1997, and 1996 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there was only two) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none)

                               SUMMARY COMPENSATION TABLE

                                   Annual Compensation

Name and Principal
Position at End of         Fiscal                          Other Annual     All Other
Fiscal Year 1998            Year     Salary      Bonus     Compensation    Compensation
------------------          ----     ------      -----     ------------    ------------

Paul S. Lindsey, Jr.        1998    $400,000     -----         -----          -----
Chief Executive Officer,    1997    $350,000    $750,000       -----          -----
Chairman of the Board       1996    $350,000     -----         -----          -----
and President

Valeria Schall              1998    $100,000    $35,000        -----          -----
Executive Vice              1997    $73,500     $32,500        -----          -----
 President                  1996    $64,000     $27,500        -----          -----

Kristin L. Lindsey          1998    $100,000    $35,000        -----          -----
Executive Vice              1997    $73,500     $32,500        -----          -----
President and Director      1996    $64,000      -----         -----          -----



EMPLOYMENT AGREEMENT

      On June 24, 1994, the Company entered into an employment agreement with Mr. Lindsey. The agreement has a five-year term and provides for the payment of an annual salary of $400,000 and reimbursement for reasonable travel and business expenses. The agreement requires Mr. Lindsey to devote substantially all of his time to the Company's business. The agreement is for a term of five years, but is automatically renewed for one year unless either party elects to terminate the agreement at least four months prior to the end of the term or any extension. The agreement may be terminated by Mr. Lindsey or the Company, but if the agreement is terminated by the Company and without cause, the Company must pay one year's salary as severance pay.

INCENTIVE STOCK OPTION PLAN

      There were no options granted to the named officer nor exercised by him during fiscal year 1998 and no unexercised options held by him as of the end of the 1998 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 24, 1998, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary
Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                  Number of Shares
Name of Beneficial Owner(1)      Beneficially Owned      Percent
----------------------------     ------------------      -------
Paul S. Lindsey, Jr.(2)              1,507,610            67.02
Kristin L. Lindsey(2)                  753,805            33.51
Douglas A. Brown                       144,530              6.4
Valeria Schall                          79,603              3.5
Bruce M. Withers, Jr.                   39,248             1.74
Jim J. Shoemake                         39,248             1.74
All directors and executive           1,947,559           86.58
  officers as a group
  (9 persons)(3)
-----------------

(1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 119 W. Commercial Street, Lebanon, Missouri 65536.
(2) Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.
(3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 216,932 shares owned by other executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mrs. Kristin L. Lindsey, who beneficially owns approximately 33.51% of the Company's outstanding Common Stock and is a Director of the Company, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $188,804 in fiscal year 1998 and $285,637 in fiscal year 1997.

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

      The Company entered into an operating lease with its Chief Executive Officer to lease a turbo prop aircraft for use in Company travel. The lease requires $94,800 in annual payments for a term of 3 years beginning in January, 1998, and had a requirement for a $87,500 deposit.

      Over the past fiscal year the Company received advances bearing interest at a rate of 12% from its Chief Executive Officer in an amount of $1.8 million which has a remaining balance at September 24, 1998 of $326,000.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)  Financial Statements
                    Report of Independent Accountants
                    Consolidated Balance Sheets as of June 30, 1998 and
                       1997
                    Consolidated Statement of Operations for the Years
                       Ended June 30, 1998, 1997, and 1996
                    Consolidated Statements of the Stockholders' Equity
                       (Deficit) for the Years Ended June 30, 1998, 1997, and 1996
                    Consolidated Statements of Cash Flows for the Years
                       Ended June 30, 1998, 1997, and 1996

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

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among All Star Gas wAcquisition Corporation and Robert W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn C. Hoover, Trustee; Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd J. Waterman; Larry W. Bisig; Larry Weis; Robert Heagerty; Murl J. Waterman; Earl L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and All Star Gas Corporation Employee Stock Ownership Plan, Robert W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.2 1995 Stock Option Plan of All Star Gas Company (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.3 Credit Agreement between the Company and Continental Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.4 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
            1994)

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

10.10 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.11 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.12 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.13 Management Agreement between All Star Gas Company, Northwestern Growth Corporation and SYN, Inc. dated May 17, 1995
            (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.14 Agreement Among Initial Stockholders and SYN, Inc. dated May 17, 1995 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.15 Waiver Agreement dated April 29, 1995 by and among All Star Gas Corporation, SYN, Inc., Paul S. Lindsey, Jr. Northwestern Growth Corporation, All Star Energy Corporation, Robert W. Plaster, and Stephen R. Plaster (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.16+ Propane Sales Agreement dated August 24, 1995, between All Star Gas Corporation and Warren Petroleum Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

10.17+ Supply Contract dated April 27, 1995, between All Star Gas Corporation and Phillips 66 Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

10.18+ Dealer Sale Contract dated January 20, 1995, between All Star Gas Corporation and Conoco Inc. (incorporated by reference to
            Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

10.19+ Supply Contract dated April 24, 1995 between All Star Gas Corporation and Enron Gas Liquids, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

10.20+ Amendment No. 1 to Supplement A to Loan and Securities Agreement dated June 29, 1995 between All Star Gas Corporation and Bank of America Illinois (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

10.21 9/9/96 Waiver, Amendment No. 2 to Loan and Security Agreement and Amendment No. 4 to Supplement A to Loan and Security Agreement with Bank of America Illinois (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.22 7/1/96 Agreement Amending Amended and Restated Agreement Among Initial Stockholders and Syn Inc. (incorporated by reference to
            Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.23 5/15/96 Waiver between Bank of America Illinois and All Star Gas Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.24 2/13/96 Amendment No. 3 to Supplement A to Loan and Security Agreement with Bank of America Illinois (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.25       11/3/95 Agreement Among Initial Stockholders and Mac
            Inc.(incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.26 11/3/95 Management Agreement between NWPS, Myers Acquisition Company and Empire (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.27 9/28/95 Amendment No. 1 to Loan and Security Agreement and Amendment No. 2 to Supplement A to Loan and Security Agreement with Bank of America Illinois (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.28 7/31/95 Agreement Amending Management Agreement (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.29 7/31/95 Agreement Amending and Reinstating Agreement Among Initial Stockholders and Syn Inc. (incorporated by reference to
            Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.30+ Propane Sales Agreement dated April 9, 1996, between All Star Gas Corporation and Warren Petroleum Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.31+ Amendment to Supply Contract dated August 15, 1994, between All Star Gas Corporation and Phillips 66 Company (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.32+ Supply Contract dated April 1, 1996, between All Star Gas Corporation and Conoco, Inc.(incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.33 June 1, 1996, Lease of Aircraft between Paul S. Lindsey, Limited Liability Company and All Star Gas Corporation (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

10.34+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Anacortes Refining Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.35+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Oil Company (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.36+ Propane Sales Agreements between All Star Gas Corporation and Warren Petroleum Company (incorporated by reference to Exhibit
            10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.37+ Liquified Petroleum Gas Contract dated June 1, 1996 between All Star Gas Corporation and Shell Oil Company (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.38 Amendment #3 dated 10/29/96 to Loan and Security Agreement and Amendment #6 to Supplement A to Loan and Security Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.39 Amendment #4 to Loan and Security Agreement (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

10.40 Amendment No. 5 to Loan and Security Agreement and Amendment No. 7 to Supplement A to Loan and Security Agreement dated February 20, 1997

10.41 Amendment No. 6 to Loan and Security Agreement and Amendment No. 8 to Supplement A to Loan and Security Agreement dated June 29, 1998

10.42       Waiver dated February 12, 1998

10.43 December 31, 1997, Lease of Aircraft Agreement between Paul S. Lindsey, LLC, and All Star Gas Corporation

21.1        Subsidiaries of the Company

27.1        Financial Data Schedules

+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

            (b)  Reports on Form 8-K

                    July 15, 1998

            (c)  Exhibits

                    See (a)(3) above.

            (d)  Financial Statements

                    See (a)(1) above.



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    All Star Gas Corporation


                                    By:  /s/  Paul S. Lindsey, Jr.
                                        ---------------------------
                                        Paul S. Lindsey, Jr.


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
       ---------              ------------------------           ----
/s/ Paul S. Lindsey, Jr.      Chief Executive Officer     September 24, 1998
--------------------------    and Chairman of the
    Paul S. Lindsey, Jr.      Board of All Star Gas
                              Corporation (principal
                              executive officer)

/s/ Willis D. Green           Controller                  September 24, 1998
--------------------------    (principal financial/
    Willis D. Green           accounting officer)

/s/ Douglas A. Brown          Director of All Star        September 24, 1998
--------------------------    Gas Corporation
    Douglas A. Brown

/s/ Kristin L. Lindsey        Director of All Star        September 24, 1998
--------------------------    Gas Corporation
    Kristin L. Lindsey

/s/ Bruce M. Withers, Jr.     Director of All Star       September 24, 1998
--------------------------    Gas Corporation
    Bruce M. Withers, Jr.

/s/ Jim J. Shoemake           Director of All Star       September 24, 1998
-------------------------     Gas Corporation
    Jim J. Shoemake






                      Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


      We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has net working capital and stockholders' equity deficiencies at June 30, 1998, and its working capital borrowing facility is due in full in December 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Baird, Kurtz & Dobson


Springfield, Missouri
August 28, 1998, except for Note 4 as
to which the date is September 23, 1998




                          ALL STAR GAS CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   ASSETS

                                                  1998         1997
CURRENT ASSETS                                    ----         ----

  Cash                                         $     897     $     965
  Trade receivables, less allowance
   for doubtful accounts; 1998 - $844,
     1997 - $899                                   4,526         5,101
  Inventories                                      6,985         6,924
  Prepaid expenses                                   615           401
  Due from related parties                            --            98
  Refundable income taxes                          1,135           630
  Deferred income taxes                              312            --
                                               ---------     ---------
     Total Current Assets                         14,470        14,119
                                               ---------     ---------

PROPERTY AND EQUIPMENT, AT COST
  Land and buildings                              11,233         9,887
  Storage and consumer service
    facilities                                    77,732        70,984
  Transportation, office and other
    equipment                                     29,348        24,473
                                               ---------     ---------
                                                 118,313       105,344
  Less accumulated depreciation                   37,323        32,118
                                               ---------     ---------
                                                  80,990        73,226
                                               ---------     ---------

OTHER ASSETS
  Debt acquisition costs, net of
    amortization                                   3,086         3,605
  Excess of cost over fair value of net
    assets acquired, at amortized cost            13,202        14,101
  Notes receivable - related parties                 676         1,022
  Other                                            1,364         1,759
                                               ---------     ---------
                                                  18,328        20,487
                                               ---------     ---------

                                               $ 113,788     $ 107,832
                                               =========     =========

See Notes to Consolidated Financial Statements



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  1998           1997
                                                  ----           ----
CURRENT LIABILITIES
  Checks in process of collection              $   1,682     $   1,366
  Current maturities of long-term debt             7,824         2,385
  Accounts payable                                 2,141         2,477
  Accrued salaries                                 1,403         1,517
  Accrued interest                                 4,174         4,081
  Accrued expenses                                   854           841
  Due to related parties                            280
  Customer prepayments                             8,343         6,050
                                               ---------     ---------
     Total Current Liabilities                    26,701        18,717
                                               ---------     ---------

LONG-TERM DEBT                                   134,526       124,247
                                               ---------     ---------

DEFERRED INCOME TAXES                              4,905         7,190
                                               ---------     ---------

ACCRUED SELF-INSURANCE LIABILITY                     330           398
                                               ---------     ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common; $.001 par value; authorized
    20,000,000 shares; issued June 30, 1998
    and 1997, 14,291,020 shares                       14            14
  Common stock purchase warrants                   1,227         1,227
  Additional paid-in capital                      27,279        27,279
  Retained earnings                                6,880        16,834
                                               ---------     ---------
                                                  35,400        45,354

  Treasury stock, at cost; 12,726,970 shares     (88,074)      (88,074)
                                               ---------     ---------
                                                 (52,674)      (42,720)
                                               ---------     ---------
                                               $ 113,788     $ 107,832
                                               =========     =========



                          ALL STAR GAS CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            1998         1997        1996
                                            ----         ----        ----

OPERATING REVENUE                         $ 86,510    $ 94,543    $  82,702

COST OF PRODUCT SOLD                        42,416      53,075       43,318
                                          --------    --------    ---------
GROSS PROFIT                                44,094      41,468       39,384
                                          --------    --------    ---------

OPERATING COSTS AND EXPENSES
  Provision for doubtful accounts              342         483          889
  General and administrative                29,745      27,638       27,493
  Depreciation and amortization              9,334       6,867        6,770
  (Gain) loss on sale of assets               (340)        732         (395)
                                          --------    --------    ---------
                                            39,081      35,720       34,757
                                          --------    --------    ---------
OPERATING INCOME                             5,013       5,748        4,627
                                          --------    --------    ---------

OTHER INCOME (EXPENSE)
  Interest expense                         (11,391)    (10,605)     (10,657)
  Amortization of debt discount
    and expense                             (6,796)     (6,140)      (5,476)
  Gain on SYN/Myers Transaction                 --      16,922           --
  Restructuring proposal costs                (910)     (1,903)          --
  Write off of carrying value of
    underground storage facility
    and closing costs                           --          --         (200)
                                          --------    --------    ---------
                                           (19,097)     (1,726)     (16,333)
                                          --------    --------    ---------

INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                     (14,084)      4,022      (11,706)

EQUITY IN NET INCOME OF AFFILIATES              --          --          59
                                          --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES          (14,084)      4,022      (11,647)

PROVISION (CREDIT) FOR INCOME TAXES         (4,130)      1,800       (3,750)
                                          --------    --------    ---------

NET INCOME (LOSS)                         $ (9,954)   $  2,222    $  (7,897)
                                          ========    ========    =========

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                        $  (6.36)   $   1.41    $   (5.00)
                                          ========    ========    =========

See Notes to Consolidated Financial Statements



                                  ALL STAR GAS CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                         (IN THOUSANDS)

                                       Common                                                Total
                                        Stock      Additional                             Stockholders'
                            Common     Purchase     Paid-In     Retained     Treasury       Equity
                             Stock     Warrants     Capital     Earnings       Stock       (Deficit)
                           --------    --------    ----------   --------     ---------    -------------

BALANCE, JUNE 30, 1995     $     14    $  1,227     $ 27,279    $ 22,509     $(87,975)      $(36,946)

NET LOSS                       --          --           --        (7,897)        --           (7,897)
                           --------    --------     --------    --------     --------       --------

BALANCE, JUNE 30, 1996           14       1,227       27,279      14,612      (87,975)       (44,843)

TREASURY STOCK PURCHASE        --          --           --          --            (99)           (99)

NET INCOME                     --          --           --         2,222         --            2,222
                           --------    --------     --------    --------     --------       --------

BALANCE, JUNE 30, 1997           14       1,227       27,279      16,834      (88,074)       (42,720)

NET LOSS                       --          --           --        (9,954)        --           (9,954)
                           --------    --------     --------    --------     --------       --------

BALANCE, JUNE 30, 1998     $     14    $  1,227     $ 27,279    $  6,880     $(88,074)      $(52,674)
                           ========    ========     ========    ========     ========       ========

See Notes to Consolidated Financial Statements



                              ALL STAR GAS CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                    (IN THOUSANDS)

                                                 1998         1997         1996
                                                 ----         ----         ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net income (loss)                           $ (9,954)    $  2,222    $ (7,897)
   Items not requiring (providing) cash:
     Depreciation                                 7,384        5,467       5,427
     Amortization                                 8,746        7,540       6,819
     Gain on sale of assets and
         SYN/Myers transaction                     (340)     (16,190)       (395)
     Loss on underground storage facility            --           --         200
     Undistributed earnings of affiliate             --           --         (59)
     Deferred income taxes                       (2,597)        (750)     (3,850)
   Changes in:
     Trade receivables                               91         (982)        191
     Inventories                                    372         (905)       (896)
     Prepaid expenses and other                     937         (644)       (375)
     Due from related parties                        --        1,163        (599)
     Accounts payable and customer
       prepayments                                1,584        2,392         508
     Accrued expenses and self-insurance           (581)      (1,015)      1,243
                                               --------     --------    --------
         Net cash provided by (used in)
            operating activities                  5,642       (1,702)        317
                                               --------     --------    --------

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Proceeds from sales of retail service
     centers and other assets                     2,821        2,476       6,177
   Receipts on sales of retail outlets
     previously accrued                              --        3,002          --
   Proceeds from SYN/Myers transaction               --       18,000          --
   Acquisition of retail service centers         (4,435)      (5,248)     (1,087)
   Purchases of property and equipment           (7,187)      (7,733)     (7,033)
   Advances from related parties                    378           --          --
                                               --------     --------    --------
         Net cash provided by (used in)
            investing activities                 (8,423)      10,497      (1,943)
                                               --------     --------    --------

See Notes to Consolidated Financial Statements



                          ALL STAR GAS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                               (IN THOUSANDS)

                                                          1998        1997    t    1996
                                                          ----        ----        ----
CASH FLOWS FROM FINANCING
  ACTIVITIES
   Increase (decrease) in working capital facility     $  4,500     $ (5,839)    $  1,331
   Principal payments on purchase obligations            (2,355)      (1,362)        (837)
   Proceeds on long-term debt obligations                   252
   Increase (decrease) in checks in process of
     collection                                             316       (1,428)       1,209
   Purchase of treasury stock                                --          (99)          --
                                                       --------     --------     --------
     Net cash provided by (used in) financing
       activities                                         2,713       (8,728)       1,703
                                                       --------     --------     --------

INCREASE (DECREASE) IN CASH                                 (68)          67           77

CASH, BEGINNING OF YEAR                                     965          898          821
                                                       --------     --------     --------

CASH, END OF YEAR                                      $    897     $    965     $    898
                                                       ========     ========     ========

See Notes to Consolidated Financial Statements



                          ALL STAR GAS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998 AND 1997


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

NATURE OF OPERATIONS

      The Company's principal operation is the sale of wholesale and retail liquified propane (LP) gas. Most of the Company's customers are owners of residential single or multi-family dwellings who make periodic purchases on unsecured credit. Such customers are located throughout the United States with the larger number concentrated in the central and western states and along the Pacific coast.

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

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of All Star Gas Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

      Sales and related cost of product sold are recognized upon delivery of the product or service.

INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first- out method for retail operations and specific identification method for wholesale operations. At June 30, the inventories were:

                                                       1998        1997
                                                       ----        ----
                                                        (In Thousands)

   Gas and other petroleum products                   $ 3,495    $ 3,551
   Gas distribution parts, appliances and equipment   $ 3,490    $ 3,373
                                                      -------    -------

                                                      $ 6,985    $ 6,924
                                                      =======    =======

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

      The majority of the excess of cost over fair value of net assets acquired relates to a transaction originating prior to July 1, 1994 and is being amortized on the straight-line basis over 25 years. Excess of cost over fair value of net assets on subsequent acquisitions is amortized on the straight-line basis over 5 years.

INCOME (LOSS) PER COMMON SHARE

      Income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,564,050, 1,572,902 and 1,579,225 for each of the periods ended June 30, 1998, 1997 and 1996, respectively.

FUTURES CONTRACTS AND PURCHASE COMMITMENTS

      The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LP gas inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. The Company also routinely makes purchase commitments for the delivery of LP gas inventories, particularly during its peak winter selling season. At June 30, 1998, the Company had approximately $9.0 million in outstanding commitments to purchase LP gas for inventory. As of June 30, 1998 and 1997, the Company's open positions on futures contracts are immaterial.

RECLASSIFICATION

      Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation. These reclassifications had no effect on net earnings.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. It does not address issues of recognition or measurement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements.

      The FASB recently adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for years beginning after December 15, 1997. SFAS 131, which the Company will initially adopt for fiscal year 1999, is not expected to have a material impact on the Company's financial statements.

      The FASB recently adopted SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, may be adopted early for periods beginning after issuance of the Statement and may not be applied retroactively. The effects of adoption of SFAS 133 on the Company's financial statements are not determinable currently. The Company expects to initially adopt SFAS 133 for fiscal year 2000.


NOTE 2:     MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

      The Company has net working capital and stockholders' equity deficiencies and its working capital borrowing facility (Note 4) is due in full in December 1998. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is considering several alternatives for mitigating these conditions during the next year. These include seeking a long-term extension of the existing credit facility and exploring other financing and recapitalization alternatives. Management is also seeking operational improvements and economies, such as those the Company expects to realize from reductions in general and administrative expenses undertaken in the latter part of fiscal 1998. While management believes the Company will be able to obtain the necessary financing and/or capital, no commitments have been obtained. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.


NOTE 3:     RELATED-PARTY TRANSACTIONS

      During 1998, 1997 and 1996, the Company has purchased $189,000, $286,000 and $203,000, respectively, of paint from a corporation owned by the spouse of the principal shareholder of the Company.

      Beginning July 1, 1994, the Company entered into a seven-year services agreement with a subsidiary of a related party to provide data processing and management information services to the Company. The services agreement, prior to cancellation in fiscal year 1997, provided for payments by the Company to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by the Company as a percentage of the gallons of LP gas sold by the Company and Empire Energy Corporation. For the years ended June 30, 1997 and 1996, total expenses related to this services agreement were $500,000 and $600,000, respectively.

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

      In December 1996, the Company and NGC completed an agreement for the sale of the Company's interest in SYN Inc. and Myers and the modification and termination of certain agreements between NGC, SYN Inc. and Myers on the one hand and the Company on the other hand. The agreement resulted in the termination of the Management Agreement and a payment of $18 million to the Company resulting in a gain reflected in the statement of operations of $16.9 million, which is net of transaction and other costs and fees.

      The Company received payments of $1.7 million related to management fees and overhead reimbursement from SYN Inc. for the year ended June 30, 1997.

      During the year ended June 30, 1997, the Company purchased $20.8 million of LP gas on behalf of SYN Inc. and Myers that was transferred at cost.

      In December 1996, the Company acquired a 10% ownership interest in Propane Resources Transportation, Inc. (PRT). In December 1996, the Company issued a long-term mortgage obligation of $1.1 million for the purchase of certain transport equipment from SYN Inc. This equipment was then sold to PRT for a $1.1 million long-term note receivable. The balance of this note receivable was $676,000 and $1.0 million at June 30, 1998 and 1997, respectively. PRT provided transport services for a portion of the Company's propane delivery needs resulting in freight charges paid to PRT during 1998 and 1997 of $768,000 and $1.4 million, respectively.

      During the year ended June 30, 1997, the Company acquired a 39% interest in Propane Resources Supply and Marketing, LLC (PRSM) for $263,000. The Company's investment is stated at amortized cost plus equity in the affiliate's undistributed net income since acquisition. The Company sells LP gas to PRSM on a regular basis. The Company paid consulting fees of $200,000 and $117,000 to PRSM during 1998 and 1997, respectively.

      In October 1997, the Company acquired Red Top Gas, a retail LP distributor owned by a party related to the principal shareholder, for $6,333,000. Prior to the acquisition, the Company sold LP gas to this party. At June 30, 1997, the amount due from this related party was $113,000.

      At June 30, 1998, the Company has invested $134,000 along with certain key employees in real estate partnerships as special limited partners for tax credit allocation purposes.

      In 1998, the Company entered into an operating lease with the principal shareholder for an aircraft. The lease requires $95,000 in annual payments for a term of three years beginning in January 1998.

      In 1996, the Company entered into an operating lease with the principal shareholder for a jet aircraft. The lease required
$283,000 in annual payments for a term of three years beginning in June 1996. The lease also required a $200,000 deposit which was paid in June 1996. The Company also leased from the principal shareholder certain real estate property at an annual cost of $18,000. Both of these leases were cancelled during 1998 at no further obligation to the Company.

      In 1998, the principal shareholder loaned the Company amounts totalling $1.8 million with terms ranging from 7 days to 6 months. At June 30, 1998, the balances of these obligations were $280,000.


NOTE 4:     LONG-TERM DEBT

   Long-term debt at June 30 consisted of (In Thousands):

                                                       1998         1997
                                                       ----         ----
   Working capital facility (A)                     $   5,050    $     550
   127/8% Senior Secured Notes, due 2004 (B)          127,200      127,200
   9% Subordinated Debentures, due 2007 (C)             9,746        9,746
   Purchase contract obligations and capital
     leases (D)                                        12,552        7,609
                                                    ---------    ---------
                                                      154,548      145,105
      Less unamortized discounts                       12,198       18,473
                                                    ---------    ---------
                                                      142,350      126,632
      Less current maturities                           7,824        2,385
                                                    ---------    ---------

                                                    $ 134,526    $ 124,247
                                                    =========    =========

(A) The working capital facility was provided to the Company in June 1994 in conjunction with the offering of the 127/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories are pledged to the agreement which contains tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends. At June 30, 1998, the Company was not in compliance with the facility's acquisition availability covenant. The Company has received a waiver of this covenant.

      The facility provides for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bears interest at either 1.5% over prime or 3.0% over the LIBOR rate. The agreement provides for a commitment fee of .375% per annum of the unadvanced portion of the commitment. The Company's available revolving credit line amounted to $771,000 at June 30, 1998, after considering $981,000 of outstanding letters of credit. The letters of credit are principally related to the Company's self-insurance program (Note 6). The working capital facility was due on September 29, 1998, and has been extended to December 29, 1998, bearing interest at 1.5% over prime with the previous LIBOR rate option eliminated. The extension provides for a commitment fee of .50% per annum of the unadvanced portion of the commitment.

(B) The notes were issued June 1994 at a discount and require interest payments at 7% through July 15, 1999, and at 127/8% thereafter. The notes are redeemable at the Company's option. Prior to July 15, 1999, only 35% of the original principal issued may be redeemed, as a whole or in part, at 110% of the principal amount through July 15, 1997, and at declining percentages thereafter. The notes are guaranteed by the subsidiaries of the Company and secured by the common stock of the restricted subsidiaries of the Company.

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

(C) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value. A sinking fund payment sufficient to retire $191,000 of principal outstanding is required on December 31, 2005. In June 1994, the Company used proceeds from the issuance of the 127/8% Senior Secured Notes, due 2004, to repurchase $16,201,000 face value of these debentures at a discount which resulted in an extraordinary charge.

      The original principal amount of debentures issued ($27,313,000) was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method. The face value of debentures outstanding at June 30, 1998, is $20,483,000 of which $10,737,000 are registered in the name of the Company.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering data processing equipment expiring in 1998. At June 30, 1998 and 1997, these obligations carried interest rates from 7% to 11% and are due periodically through 2006.

      Aggregate annual debt service requirements (in thousands) of the long-term debt outstanding at June 30, 1998, are:

                                                                 Total
                                 Principal      Interest      Debt Service

    1999                         $   7,824     $   10,684      $  18,508
    2000                             2,381         17,954         20,335
    2001                             2,312         17,764         20,076
    2002                             1,434         17,625         19,059
    2003                             1,232         17,519         18,751
    Thereafter                     139,365         20,079        159,444
                                 ---------     ----------      ---------

                                 $ 154,548     $  101,625      $ 256,173
                                 =========     ==========      =========


NOTE 5:    INCOME TAXES

      The provision for income taxes includes these components.

                                              1998         1997       1996
                                              ----         ----       ----
                                                    (In Thousands)

    Taxes currently payable (refundable)    $ (1,533)    $ 2,550    $   100

    Deferred income taxes                     (2,597)       (750)     (3,850)
                                            --------     -------    --------

                                            $ (4,130)    $ 1,800    $ (3,750)
                                            ========     =======    ========

      The tax effects of temporary differences at June 30, 1998 and 1997, related to deferred taxes were:

                                                         1998         1997
                                                         ----         ----
                                                          (In Thousands)

    Deferred Tax Assets

      Allowance for doubtful accounts                  $    274    $    330
      Accounts receivable advance collections                11          29
      Self-insurance liabilities and contingencies          930         601
      Original issue discount                             7,497       5,252
      Net operating loss carryforwards                      381          --
      Alternative minimum tax credit carryforwards        3,000       1,803
                                                       --------    --------
                                                         12,093       8,015

    Deferred Tax Liability

      Accumulated depreciation and tax cost
        differences                                     (16,686)    (15,205)
                                                       --------    --------

            Net deferred tax liability                 $ (4,593)   $ (7,190)
                                                       ========    ========

      The above net deferred tax liability is presented on the June 30 balance sheets as follows:

                                                         1998           1997
                                                         ----           ----
                                                            (In Thousands)

    Deferred Tax Assets (Liabilities)

      Deferred tax asset - current                     $    312    $     --
      Deferred tax liability - long-term                 (4,905)     (7,190)
                                                       ---------   --------

            Net deferred tax liability                 $ (4,593)   $ (7,190)
                                                       ========    ========

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                   1998        1997           1996
                                                             (In Thousands)

   Computed at the statutory rate (34%)         $ (4,789)    $ 1,367       $ (3,960)
   Increase (decrease) resulting from:
       Amortization of excess of cost over
         fair value of net assets acquired           386         268            279
       State income taxes - net of federal
         tax benefit                                 (96)         90           (347)
       Nondeductible travel costs and other
         expenses                                     28          87            112
       Other                                          31         (12)           (84)
       Additional accruals                           310          --            250
                                                --------     ----------    --------

         Actual tax provision                   $ (4,130)    $ 1,800.00    $ (3,750)
                                                ========     ==========    ========

      At June 30, 1998, the Company had approximately $3.0 million of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date. The Company also has unused operating loss carryforwards of $1.1 million, which expire in the year 2018.


NOTE 6:     SELF-INSURANCE AND RELATED CONTINGENCIES

      Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a portion of certain expected losses related primarily to comprehensive general and vehicle liability. The Company self insures the first $200,000 for each and every general liability incident, which is reduced from $250,000 per incident in the prior year. Above this retention is a corridor deductible of $750,000 per occurrence, $1.25 million in aggregate compared to $1 million for the Company in the prior year. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence with a $1 million aggregate stop loss. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

      The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 1998 and 1997. The current portion of the ending liability of $500,000 at June 30, 1998 and 1997, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

      The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program and other business related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

      The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $700,000, $492,000 and $547,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      In conjunction with a restructuring transaction involving the Company and Empire Energy Corporation, the parties agreed to share on a percentage basis the self-insured liabilities and other business related lawsuits incurred prior to June 30, 1994, including both reported and unreported claims. The self-insured liabilities included under this agreement include general, vehicle, workers' compensation and health insurance liabilities. Under the agreement, the Company assumed 52.3% of the liability with Empire Energy Corporation assuming the remaining 47.7%.


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

      The table below summarizes transactions under the Company's stock option plan:

                                                Number of Shares
                                                ----------------
     Balance, June 30, 1995 and 1996                 416,926
       Granted ($7.00 per share)                     276,200
       Forfeited                                     (21,000)
                                                  ----------
     Balance, June 30, 1997                          672,126
       Granted ($7.00 per share)                     104,000
       Forfeited                                    (192,100)
                                                  ----------
     Balance, June 30, 1998                          584,026
                                                  ==========

      Options outstanding at June 30, 1998, have a weighted-average remaining contractual life of approximately 7 years with 212,336 options currently exercisable at a price of $7.00 per share.

      In 1996, the FASB adopted SFAS 123, Accounting for Stock-Based Compensation. This Statement establishes an alternative fair value-based method of accounting for stock-based compensation plans. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because, in the opinion of management, such values do not have a material effect.

COMMON STOCK PURCHASE WARRANTS

      In connection with the Company's restructuring, the Company attached warrants to purchase common stock to the new issuance of 127/8% Senior Secured Notes, due 2004. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable currently and will expire on July 15, 2004.

      The table below summarizes warrant activity of the Company:

                                                   Number      Exercise
                                                 of Shares       Price
                                                 ---------     --------
      Issued                                       175,536       $.01
                                                 ---------

      Balance at June 30, 1998 and 1997            175,536       $.01
                                                 =========


NOTE 9:     ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)


                                               1998         1997       1996
NONCASH INVESTING AND FINANCING
ACTIVITIES

  Related party receivable from sale
    of retail service center                      --          --     $   662
  Note receivable from sale of retail
    service center                                --          --        $148
  Receivable from sale of retail
    service centers                               --          --       2,390
  Purchase contract obligations
    incurred for business acquisitions       $(7,115)    $(5,463)    $(1,111)
  Capital lease obligations incurred
    for  property and equipment              $  (328)         --     $  (757)

ADDITIONAL CASH PAYMENT INFORMATION
    Interest paid                            $11,406     $11,156     $10,216
    Income taxes paid (refunded), net        $  (842)    $ 3,361     $(1,647)


NOTE 10:    EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution retirement plan covering substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 1998, 1997 or 1996.


NOTE 11:    OPERATING LEASES

      Noncancellable operating leases, which cover office space and various equipment, expire in various years through 2004. These leases generally contain renewal options for periods ranging from 1 to 5 years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

    Future minimum lease payments (in thousands) at June 30, 1998, were:

            1999                                 $    721
            2000                                      428
            2001                                      307
            2002                                      152
            2003                                      106
            Thereafter                                 62
                                                 --------

            Future minimum lease payments        $  1,776
                                                 ========


NOTE 12:    RESTRUCTURING PROPOSAL COSTS

      During the year ended June 30, 1997, the Company was considering a proposal to restructure its debt and equity. The Company abandoned the proposal and has expensed the related costs of $910,000 and $1.9 million during the years ended June 30, 1998 and 1997, respectively.


NOTE 13:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

ESTIMATES

      Significant estimates related to self-insurance, goodwill amortization, litigation, collectibility of receivables and income tax assessments are discussed in Notes 1, 6 and 7. Actual losses related to these items could vary materially in the near-term from amounts reflected in the financial statements.


NOTE 14:    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 1998 and 1997, the Company's financial instruments consist of cash, trade receivables and payables, receivables from related parties and long-term debt. The following methods were used to estimate the fair value of financial instruments:

RECEIVABLES FROM RELATED PARTIES

      It was not practicable to estimate the fair value of receivables from related parties. The amounts reflected in the balance sheet at June 30, 1998 and 1997, are short-term receivables generated from transactions between the Company and various related parties.

LONG-TERM DEBT

      Fair value of long-term debt is estimated based on the trading prices of the Company's primary debt issuance. The fair value of the other debt approximates carrying value as other debt consists of multiple mortgage obligations and debentures with interest rates approximating rates currently available to the Company.

LONG-TERM DEBT (CONTINUED)

      The carrying amounts and fair values of these financial instruments at June 30 are as follows (in thousands):


                                     1998                      1997
                              -------------------       -------------------
                              Carrying      Fair        Carrying      Fair
                               Amount       Value        Amount       Value
                              --------      -----       --------      -----
  Financial Assets:
    Cash                      $    897    $    897     $    965    $    965

  Financial Liabilities:
    Senior Secured
      Notes due 2004          $119,248    $109,392     $113,139    $121,476
    Other long-term debt      $ 22,573    $ 22,573     $ 12,835    $ 12,835


NOTE 15:    BUSINESS ACQUISITIONS

      During the year ended June 30, 1998, the Company acquired four LP gas operations through two asset purchase and two stock purchase transactions for a total of $12.1 million, of which $5.1 million was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. During the year ended June 30, 1997, the Company acquired six LP gas operations through five asset purchase transactions and one stock purchase transaction for a total of $9.5 million, of which $5.1 million was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. Each of these acquisitions has been accounted for as a purchase by recording the assets acquired and the liabilities assumed at their estimated fair values at the acquisition date. Amounts paid above these fair values are recorded as excess of cost over fair value of net assets acquired. The consolidated operations of the Company include the operations of the acquirees from the acquisition dates. Unaudited pro forma consolidated operations assuming the purchases were made at the beginning of the previous and current years are shown below:

                                               1998          1997
                                                  (In Millions)

         Net sales                            $  87.2      $ 108.7

         Net income (loss)                    $  (9.9)     $   2.7

      The pro forma results are not necessarily indicative of what would have occurred had the acquisitions been on those dates, nor are they necessarily indicative of future operations.



      Independent Accountants' Report on Financial Statement Schedules



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


In connection with our audit of the consolidated financial statements of ALL STAR GAS CORPORATION for each of the three years in the period ended June 30, 1998, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                              /s/ BAIRD, KURTZ & DOBSON




Springfield, Missouri
August 28, 1998





              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                               (IN THOUSANDS)


                      Balance at   Charges to    Amount              Balance
                      Beginning    Costs and    Written              at End
Description            of Year      Expenses      Off       Other    of Year
-----------           ----------   ----------   -------     -----    -------
Valuation accounts
deducted from
assets to which
they apply - for
doubtful accounts
receivable:
   June 30, 1998        $899         $342        $475     $96(A)       $844
                                                          $(18)(B)
   June 30, 1997        $722         $483        $369     $83(A)       $899
                                                          $(20)(B)
   June 30, 1996        $800         $889        $820     $(147)(B)    $722

(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.