Form 10-Q
period 1998-09-30
ALL STAR GAS CORP
filed 1998-11-13
CIK 922404

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1998
                      Commission File Number 1-6537-3


                          ALL STAR GAS CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


                MISSOURI                                43-1494323
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

     P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
           (Address of Principal Executive Offices and Zip Code)

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

Number of Shares of outstanding common stock (one class only) as of October 31, 1998 was 1,564,050.




                      PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)


                                       September 30, 1998
                                          (Unaudited)           June 30, 1998
                                       -------------------      -------------
Assets

Current Assets
   Cash                                     $      668            $      897
   Trade receivables - Net                       4,848                 4,526
   Inventories                                   8,077                 6,985
   Prepaid Expense                                 753                   615
   Refundable Income Taxes                       2,061                 1,135
   Deferred Income Taxes                           163                   312
                                     -----------------  --------------------

      Total Current Assets                      16,570                14,470
                                     -----------------  --------------------

Property, Plant and Equipment                  118,125               118,313
   Less Accumulated Depreciation                38,275                37,323
                                     -----------------  --------------------

      Fixed Assets - Net                        79,850                80,990
                                     -----------------  --------------------

Other Assets
   Debt Acquisition Costs - Net                  2,957                 3,086
   Excess of Cost Over Fair Value
     of Assets Acquired - Net                   12,733                13,202
   Other                                         1,970                 2,040
                                     -----------------  --------------------

      Total Other Assets                        17,660                18,328
                                     -----------------  --------------------

Total Assets                                $  114,080            $  113,788
                                     =================  ====================



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)



                                      September 30, 1998
                                          (Unaudited)           June 30, 1998
                                          ----------            --------------

Liabilities and Stockholders' Equity
Current Liabilities
   Current Maturities of Long-Term Debt         $   12,154       $    7,824
   Accounts Payable and Accrued
      Expenses                                      19,664           18,877
                                     ---------------------   --------------

      Total Current Liabilities                     31,818           26,701

Long-Term Debt                                     136,211          134,526
Deferred Income Taxes                                2,940            4,905
Accrued Self-Insurance Liability                       224              330
                                     ---------------------   --------------

      Total Liabilities                            171,193          166,462
                                     ---------------------   --------------

Stockholders' Equity (Deficit)
   Common; $.001 Par Value;
      Authorized 20,000,000 Shares,
      Issued Sept. 30, 1998 and
      June 30, 1998 - 14,291,020
       Shares                                           14               14
   Common Stock Purchase Warrants                    1,227            1,227
   Additional Paid-In Capital                       27,279           27,279
   Retained Earnings                                 2,441            6,880
                                     ---------------------   --------------

                                                    30,961           35,400
Treasury Stock at Cost
   September 30, 1998 and June 30,
   1998 - 12,726,970 Shares                       (88,074)          (88,074)
                                     ---------------------   --------------

Total Stockholders' Equity (Deficit)              (57,113)          (52,674)
                                     ---------------------   ---------------

   Total Liabilities and
      Stockholders' Equity (Deficit)            $  114,080       $  113,788
                                     ---------------------   --------------

See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
              (Dollars in Thousands, Except Per Share Amounts)



                                                        1998          1997
                                                        ----          ----

Operating Revenue                                    $   11,923    $   13,078
Cost of Product Sold                                      5,469         6,651
                                                   ------------   -----------
   Gross Profit                                           6,454         6,427
                                                   ------------   -----------

Operating Costs and Expenses
   General and Administrative                             6,999         6,766
   Depreciation and Amortization                          2,355         2,292
   Gain on Sale of Assets                                  (349)          (88)
                                                   ------------   ------------

                                                          9,005         8,970
                                                   ------------   -----------

Operating Loss                                          (2,551)       (2,543)
                                                   ------------   -----------

Other Expense
   Interest Expense, Net                                (2,798)       (2,651)
   Amortization of Debt
      Discount and Expense                              (1,845)       (1,673)
   Restructuring Proposal Costs                              -          (368)

                                                   ------------   -----------

                                                        (4,643)       (4,692)
                                                   ------------   -----------

Loss Before Income Taxes                                (7,194)       (7,235)

Credit for Income Taxes                                 (2,755)       (2,100)
                                                   ------------   -----------

Net Loss                                             $  (4,439)    $  (5,135)

                                                   ============   ===========

Basic and Diluted Loss Per
Common  Share                                        $   (2.84)     $  (3.28)
                                                   ============   ===========


See Notes to Condensed Consolidated Financial Statements.



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
                           (Dollars in Thousands)


                                                   1998            1997
                                                   ----            ----
Cash Flows From Operating Activities
   Net Loss                                     $   (4,439)       $  (5,135)
   Items not requiring (providing) cash
      Depreciation                                   1,793            1,836
      Amortization                                   2,407            2,129
      Gain on sale of assets                          (349)             (88)
      Deferred income taxes                         (1,816)          (2,100)
   Changes In:
      Trade receivables                                (28)            (647)
      Inventories                                   (1,133)            (446)
      Prepaid expense & other                          (86)             170
      Accounts payable & accrued expenses               580           4,481
                                                 ----------      ----------
      Net cash provided by (used in)
        operating activities                         (3,071)            200
                                                 -----------     ----------

Cash Flows From Investing Activities
   Purchase of property & equipment                   (787)          (2,088)
   Acquisition of retail service centers              (601)          (2,697)
   Proceeds from sales of property and
     equipment                                         116              189
   Disposal of retail service centers                  719              550
   Advances from related parties                       (19)               -
     Net cash used in investing
       activities                                     (572)          (4,046)
                                                 ----------      ----------

Cash Flows From Financing Activities
   Checks in process of collection                   (810)            (373)
   Increase in working capital financing             3,379            4,683
   Proceeds on long-term debt obligations            1,621                -
   Principal payments on other long-term
     debt                                             (776)             (251)
                                                 ---------       -----------
      Net cash provided by financing
        activities                                   3,414            4,059
                                                 ---------        ----------

INCREASE (DECREASE) IN CASH                          (229)              213

CASH, BEGINNING OF PERIOD                              897              965
                                               -----------      -----------

CASH, END OF PERIOD                             $      668       $    1,178
                                               ===========      ===========

See Notes to Condensed Consolidated Financial Statements





                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


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

      The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1998, and the consolidated results of its operations and cash flows for the periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature.

      These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1998, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

      Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

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

(3)   SELF-INSURANCE AND CONTINGENCIES

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

(4)   RELATED PARTY TRANSACTIONS

      During the three months ending September 30, 1998, the Company received advances bearing interest at a rate of 12% from its Principal Shareholder totaling $230,000. At September 30, 1998, the balances of these obligations and other prior loan agreements are $261,000.

(5)   ACCOUNTING FOR DERIVATIVES

      There has been no change since June 30, 1998 in the Company's treatment of commodity futures contracts. As of September 30, 1998, the Company's open positions on futures contracts are immaterial.

(6)   LOSS PER COMMON SHARE

      Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,564,050 as of September 30, 1998 and 1997, respectively.

(7)   ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

      The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended September 30, 1998, the Company, through its unrestricted subsidiary, acquired one business, consisting of one retail service center which was combined into an existing retail service center and disposed of two retail service centers. The Company expended $590,000 in cash and incurred a $75,000 liability related to a noncompete agreement to acquire this business and received $733,000 in cash and a $207,000 note receivable for the service center dispositions. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

(8)   ADDITIONAL CASH FLOW INFORMATION (In Thousands)


Additional Cash Payment Information             1998          1997
-----------------------------------             ----          ----

Interest Paid                                  $4,825        $4,658
Income Taxes Paid (net of refunds)               $(15)       $ (874)

Noncash Investing and Financing Activities

Mortgage obligations incurred on the
acquisition of retail service center              $75        $2,975
Note receivable from sale of retail
service center                                   $207           --


(9)   FUTURE LIQUIDITY NEEDS

      The Company's $15 million revolving credit facility expires December 29, 1998. The Company is currently seeking a long-term extension of the existing credit facility and exploring other financing and recapitalization alternatives. Should the Company be unable to obtain such financing, it may not be able to meet its working capital needs.

      Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increases from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                September 30                June 30
                             1998          1997         1998          1997
                             ----          ----         ----          ----

Total long-term debt
  (including current
   maturities)              $147,415    $  135,555     $142,350     $126,632

Working Capital (deficit)   $(15,248)   $  (11,880)    $(12,231)    $ (4,598)

Current Ratio                    .52           .56          .54          .75


During the three months ended September 30, 1998, the Company incurred $75,000 of additional debt related to the acquisition of a retail service center. The remainder of the increase in long-term debt is related to the $1.8 million of amortization of original issue discount on the Company's 12 7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $3.4 million offset by mortgage obligation principal payments.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

      o the balance of the revolving credit facility and its classification as current;
      o the use of funds generated from the Company's prepaid product program; and
      o the tax related impact of operations affecting deferred tax assets and liabilities.

Customer prepayments, primarily related to the Company's prepaid product program, increased $589,000 for the three months ended September 30, 1998 compared to the same period in 1997. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on July 15, 1998 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company experienced a temporary cash shortage due to the unusually warm weather, lower petroleum prices which caused a decrease in customer demand for pre-paid gas contracts and delays in several asset sale transactions. The interest payment was made through the use of operating cash flows, available borrowings on its working capital facility and loans from a related party.

Pursuant to the terms of the Senior Secured Notes, the Company is required to make a $4.5 million interest payment on January 15, 1999. Historically, operating income increases during the second quarter as the winter selling season begins. The Company intends to meet the interest payment requirement through cash available from operations during the remainder of the heating season and revolving credit facility availability.

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

The Year 2000 issue

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

The year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"), (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). The Company has substantially completed the Identification, Assessment and Implementation Phases and has identified and assessed four areas of risk; (i) third party vendor software, such as business applications and operating systems; (ii) computer hardware components;
(iii) electronic data transfer systems between the Company and its suppliers and customers; and (iv) embedded systems, such as phone switches. Although no assurances can be made, the Company believes that it has identified substantially all of its systems, application and related software that are subject to Year 2000 compliance risk and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company does not anticipate completion of the Testing Phase until sometime prior to December 1999.

The Company relies on third party service providers for services such as telecommunications, internet service, utilities and other key services as well as other third parties such as customers and suppliers. Interruption of those services and business due to Year 2000 issues could affect the Company's operations. The Company has developed a course of action to determine the status of such third party service providers, customers and suppliers to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary, options include identification of alternative service providers, customers and suppliers available to provide such service and business if such third party failures to become Year 2000 compliant within an acceptable time frame prior to December 31, 1999.

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

The following table presents additional operating data for the periods ended September 30, 1998 and 1997 and the year ended June 30, 1998 (in thousands).

                              Three Months      Three Months
                                 Ended              Ended         Year Ended
                                9/30/98            9/30/97         6/30/98
                                -------            -------         -------

Propane Gallons Sold
   (Bulk and Bottle)            13,844           14,480            93,908

Revenues:
   Propane                    $ 10,342         $ 11,529          $ 78,583
   Gas systems, appliances
       and other fuels             799              800             3,694
   Other                           782              749             4,233

Gross Profit:
   Propane                       5,417            5,414            38,848
   Gas systems, appliances
       and other fuels             255              264             1,013


Volumes. Retail volumes of propane sold decreased 4.4% in the three months ended September 30, 1998 compared to the same period ended September 30, 1997. Heating degree days experienced by the Company during the quarter were only 42% of those experienced in a normal winter. Comparing stores that were operated by the Company during both 1998 and 1997, volumes decreased 9.9%.

Revenues. Operating revenues declined in the three months ended September 30, 1998 compared to the same period in 1997. In addition to the decrease in volumes discussed above, sales prices per gallon fell 9% in the three months ended September 30, 1998 compared to 1997. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. The Company's gross profit remained consistent in the three months ended September 30, 1998 compared to the same period in 1997. Although sales volume decreased, gross profit remained relatively stable due to margins increasing 1.3(cent) per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense for the three months ended September 30, 1998 increased $233,000 over the same period in 1997. Salaries and employee benefits increased $327,000 mainly due to the increased number of personnel associated with the acquisition of retail service centers. This increase was partially offset by a decrease in rent and maintenance costs of the Company's facilities and equipment of $98,000.

Depreciation and amortization. Depreciation and amortization expense increased slightly for the three months ended September 30, 1998 as compared to the same period in 1997 mainly due to the increased amortization on purchased goodwill and noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense increased slightly for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions and increased balances on the Company's revolving credit facility.

Restructuring proposal costs. As discussed in Note 12 of the June 30, 1998 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses for the three months ended September 30, 1997 consist of residual expenses and forfeited deposits related to the abandonment of this proposal.



                        PART II  --  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated Financial
Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.                   Description

      (27)                    Financial Data Schedule

(b)   Reports on Form 8-K

      July 15, 1998

Reviewed by Independent Certified Public Accountants

The September 30, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL STAR GAS CORPORATION
                                  Registrant

                                  /s/ Paul S. Lindsey
                                  ------------------------------
                                  Paul S. Lindsey
                                  President

DATE:  November 13, 1998




                      Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


      We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of September 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ALL STAR GAS CORPORATION as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 28, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated, in all material respects, in related to the consolidated balance sheet from which it has been derived.


/s/ Baird, Kurtz & Dobson


Springfield, Missouri
October 30, 1998