Form 10-Q
period 1998-12-31
ALL STAR GAS CORP
filed 1999-02-16
CIK 922404

==============================================================================

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended December 31, 1998
                      Commission File Number 1-6537-3


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of January 31, 1999 was 1,564,050.

=============================================================================


                      PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Amounts)

                                          December 31, 1998
                                             (Unaudited)        June 30, 1998
                                          ------------------    -------------
Assets

Current Assets
    Cash                                            $ 1,825           $ 897
    Trade receivables - Net                           8,396           4,526
    Inventories                                       6,222           6,985
    Prepaid Expense                                     677             615
    Refundable Income Taxes                           1,450           1,135
    Deferred Income Taxes                               200             312
                                             ---------------   -------------

       Total Current Assets                          18,770          14,470
                                             ---------------   -------------

Property and Equipment                              118,604         118,313
    Less Accumulated Depreciation                    39,759          37,323
                                             ---------------   -------------

       Total Property and Equipment                  78,845          80,990
                                             ---------------   -------------

Other Assets
    Debt Acquisition Costs - Net                      2,828           3,086
    Excess of Cost Over Fair Value of Net
       Assets Acquired - Net                         12,259          13,202
    Other                                             2,126           2,040
                                             ---------------   -------------

       Total Other Assets                            17,213          18,328
                                             ---------------   -------------

Total Assets                                       $114,828        $113,788
                                             ===============   =============




                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Amounts)


                                             December 31, 1998
                                                (Unaudited)      June 30, 1998
                                             ------------------ --------------
Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
    Current Maturities of Long-Term Debt          $ 9,087         $ 7,824
    Accounts Payable and Accrued Expenses          21,438          18,877
                                             -------------   -------------

       Total Current Liabilities                   30,525          26,701

Long-Term Debt
                                                  139,011         134,526
Deferred Income Taxes
                                                    2,977           4,905
Accrued Self-Insurance Liability
                                                      363             330
                                             -------------   -------------

       Total Liabilities                          172,876         166,462
                                             -------------   -------------

Stockholders' Equity (Deficit)
    Common; $.001 Par Value; Authorized
       20,000,000 Shares, Issued Dec. 31,
       1998 and June 30, 1998 - 14,291,020
       Shares                                          14              14
    Common Stock Purchase Warrants                  1,227           1,227
    Additional Paid-In Capital                     27,279          27,279
    Retained Earnings                               1,506           6,880
                                             -------------   -------------

                                                   30,026          35,400
Treasury Stock at Cost
    December 31, 1998 and June 30, 1998 -
       12,726,970 Shares                         (88,074)        (88,074)
                                             -------------   -------------

Total Stockholders' Equity (Deficit)             (58,048)        (52,674)
                                             -------------   -------------

    Total Liabilities and Stockholders'
       Equity (Deficit)                          $114,828        $113,788
                                             =============   =============


See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
              (Dollars in Thousands, Except Per Share Amounts)


                                     Three Months Ended              Six Months Ended
                                         December 31                   December 31
                                     1998           1997            1998          1997
                                     ----           ----            ----          ----

Operating Revenue                    $ 26,366       $ 29,836         $38,290      $ 42,914
Cost of Product Sold                   12,965         14,903          18,436        21,554
                                 -------------  -------------   -------------  ------------

    Gross Profit                       13,401         14,933          19,854        21,360
                                 -------------  -------------   -------------  ------------

Operating Costs and Expenses
    General and Administrative          7,721          7,744          14,719        14,510
    Depreciation and                    2,319          2,092           4,673         4,384
    Amortization
    (Gain) Loss on Sale of                 (3)           214            (351)          126
       Assets
                                 -------------  -------------   -------------  ------------

                                       10,037         10,050          19,041        19,020
                                 -------------  -------------   -------------  ------------

Operating Income                        3,364          4,883              813        2,340
                                 -------------  -------------   -------------  ------------

Other Income (Expense)
    Interest Expense, Net             (2,976)        (2,919)         (5,774)       (5,570)
    Amortization of Debt
       Discount and Expense           (1,853)        (1,625)         (3,698)       (3,298)

    Restructuring Proposal Costs           --          (291)             --          (659)
                                 -------------  -------------   -------------  ------------

                                      (4,829)        (4,835)         (9,472)       (9,527)
                                 -------------  -------------   -------------  ------------

Income (Loss) Before Income
    Taxes                             (1,465)             48         (8,659)       (7,187)

Provision (Credit) for Income
    Taxes                               (530)             --         (3,285)       (2,100)
                                 -------------  -------------   -------------  ------------

Net Income (Loss)                      $(935)           $ 48       $ (5,374)     $ (5,087)
                                 =============  =============   =============  ============

Basic and Diluted Loss Per
    Common Share                       $(.60)           $.03         $(3.44)      $ (3.25)
                                 =============  =============   =============  ============


See Notes to Condensed Consolidated Financial Statements.



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
                           (Dollars in Thousands)



                                                            1998                  1997
                                                            ----                  ----

Cash Flows From Operating Activities
    Net Loss                                                $(5,374)             $ (5,087)
    Items not requiring (providing) cash
       Depreciation                                            3,619                 3,552
       Amortization                                            4,755                 4,130
       Loss (Gain) on sale of assets                           (351)                   126
       Deferred income taxes                                 (1,816)               (2,100)
    Changes In:
       Trade receivables                                     (3,576)               (3,980)
       Inventories                                               722                 (240)
       Prepaid expense and other                               (187)                 (343)
       Accounts payable and accrued expenses                    1410                 4,374
                                                  -------------------    -------------------
    Net cash provided by (used in) operating
       activities                                              (798)                   432
                                                  -------------------   -------------------

Cash Flows From Investing Activities
    Purchase of property and equipment                       (1,641)               (4,365)
    Acquisition of retail service centers                      (601)               (4,562)
    Proceeds from sales of property and
       equipment                                                 286                   189
    Disposal of retail service centers                           803                   550
    Advances from related parties                                270                    --
                                                  -------------------   -------------------
    Net cash used in investing activities                      (883)               (8,188)
                                                  -------------------   -------------------

Cash Flows From Financing Activities
    Checks in process of collection                              595                   822
    Increase in working capital financing                      2,956                 9,110
    Proceeds on long-term debt obligations                     1,684                    --
    Principal payments on other long-term debt               (2,626)               (1,067)
                                                  -------------------   -------------------
    Net cash provided by financing activities                  2,609                 8,865
                                                  -------------------   -------------------

INCREASE IN CASH                                                 928                 1,109

CASH, BEGINNING OF PERIOD                                        897                   965
                                                  -------------------   -------------------

CASH, END OF PERIOD                                           $1,825               $ 2,074
                                                  ===================   ===================

See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


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

       The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1998, and the condensed consolidated results of its operations and cash flows for the periods ended December 31, 1998 and 1997. All such adjustments are of a normal recurring nature.

       These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1998, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

       Due to the seasonal nature of the Company's business, the results of operations for the six and three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)    MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

       The Company has net working capital and stockholders' equity deficiencies and its working capital borrowing facility is due in full in March 1999. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is considering several alternatives for mitigating these conditions during the next year. These include obtaining a new credit facility and exploring other financing and recapitalization alternatives. Management is also seeking operational improvements and economies, such as those the Company expects to realize from reductions in general and administrative expenses undertaken in the latter part of fiscal 1998. Management believes the Company will be able to obtain the necessary financing and/or capital however, no agreements have been completed. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

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

(4)    ACCOUNTING FOR DERIVATIVES

       There has been no change since June 30, 1998 in the Company's treatment of commodity futures contracts. As of December 31, 1998, the Company's open positions on futures contracts are immaterial.

(5)    RELATED PARTY TRANSACTIONS

       During the three months ending December 31, 1998, the Company received advances bearing interest at a rate 12% from its Principal Shareholder totaling $70,000.

(6)    LOSS PER COMMON SHARE

       Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,564,050 as of December 31, 1998 and 1997, respectively.

(7)    ACQUISITIONS OF RETAIL SERVICE CENTERS

       The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended December 31, 1998, the Company disposed of one retail service center. The Company received $120,000 in cash for the disposition. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

(8)    ADDITIONAL CASH FLOW INFORMATION (In Thousands)


              Additional Cash Payment Information              1998             1997
              -----------------------------------              ----             ----

              Interest Paid                                    $5,777           $5,467
              Income Taxes Paid (net of refunds)              $(1,156)          $ (520)

              Noncash Investing and Financing
              Activities
              ---------------------------------

              Mortgage obligations incurred on the
                  acquisition of a service center                 $75           $6,719
              Note receivable from sale of a service
                  center                                         $207              ---


 (9)   FUTURE LIQUIDITY NEEDS

       The Company's $15 million revolving credit facility expires March 29, 1999. The Company has executed a commitment letter and paid a lender a $150,000 commitment fee and advanced non-refundable expenses of $125,000 to replace this facility, but no new agreement has yet been reached. Should the Company be unable to obtain such financing, it may not be able to meet its working capital needs.

       Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increases from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).



                                         December 31                     June 30
                                     1998           1997            1998          1997
                                     ----           ----            ----          ----

Total long-term debt (including
    current maturities)              $148,098       $144,427        $142,350      $126,632

Working Capital (deficit)            $(11,755)      $(14,916)       $(12,231)     $ (4,598)

Current Ratio                             .61            .57             .54           .75



During the six months ended December 31, 1998, the Company incurred $75,000 of additional debt related to the acquisition of a retail service center. The remainder of the increase in long-term debt is related to the $3.7 million of amortization of original issue discount on the Company's 12 7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $3.0 million offset by mortgage obligation principal payments.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

o the balance of the revolving credit facility and its classification as current;
o     the use of funds generated from the Company's prepaid product program;
      and
o the tax related impact of operations affecting deferred tax assets and liabilities.

Customer prepayments primarily related to the Company's prepaid product program, increased to $8.7 million as of December 31, 1998 compared to $8.3 million as of December 31, 1997. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its product purchases and customer marketing programs.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on January 15, 1999 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company continues to experience cash shortages due to the unusually warm weather and lower petroleum prices, which cause a decrease in customer demand for propane. The Company has made the interest payment as of the date of this filing.

The Company has net working capital and stockholders' equity deficiencies and its working capital borrowing facility is due in full in March 1999. The Company is considering several alternatives for mitigating these conditions during the year, which include obtaining a new credit facility and exploring other financing and recapitalization alternatives. In addition, management has undertaken significant reductions in general and administrative expenses during the latter portion of fiscal 1998 which are expected to positively impact fiscal 1999 results. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the change of the Company name on its retail facilities and the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

While the Company believes that it will be able to obtain the necessary financing and/or capital to mitigate these conditions, no agreements have been obtained and no assurances can be made that such financing and/or capital will be available to the Company. An inability to obtain financing and/or capital could have a material adverse effect on the Company and its ability to conduct business.

The Year 2000 issue

The Year 2000 problem concerns the inability of information systems to recognize and process date- sensitive information properly from and after January 1, 2000.

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

The Company relies on third party service providers for services such as telecommunications, internet service, utilities and other key services as well as on other third parties such as customers and suppliers. Interruption of those services and business due to Year 2000 issues could affect the Company's operations. The Company has developed a course of action to determine the status of such third party service providers, customers and suppliers to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary, options include identification of alternative service providers, customers and suppliers available to provide such service and business if such third party failures to become Year 2000 compliant within an acceptable time frame prior to December 31, 1999.

Since the Company has recently updated its information systems (which have been certified to be Year 2000 compliant) in the ordinary course of business, there has not been any additional cost incurred by the Company in connection with its Year 2000 compliance plan other than as would have been incurred in the ordinary course. The Company has been expensing and capitalizing the costs of updating its information systems in connection with its Year 2000 compliance plan in accordance with generally accepted accounting policies. The Company does not believe that it will incur significant future costs for remediation in connection with Year 2000 compliance. In the event the Year 2000 modifications and conversions are not adequate, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

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

Results of Operations

Due to the seasonal nature of its business, the Company usually realizes an operating loss the first quarter and operating income for the second quarter. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the periods ended December 31, 1998 and 1997 and the year ended June 30, 1998 (in thousands).





                                  Three Months Ended       Six Months Ended     Year Ended
                                  12/31/98    12/31/97   12/31/98    12/31/97    6/30/98
                                  --------    --------   --------    --------    -------

Propane Gallons Sold                 27,538      32,047     41,382      46,527      93,908
    (Bulk and Bottle)

Revenues:
    Propane                         $23,357    $ 26,595   $ 33,699    $ 38,124    $ 78,583
    Gas systems, appliances
       and other fuels                1,370       1,431      2,169       2,231       3,694

    Other                             1,639       1,810      2,422       2,559       4,233

Gross Profit:
    Propane                          11,297      12,640     16,712      18,054      38,848
    Gas systems, appliances
       and other fuels                  465         483        720         747       1,013

    Other                             1,639       1,810      2,422       2,559       4,233



Volumes. Retail volumes of propane sold decreased in the three and six months ended December 31, 1998 compared to the same periods ended December 31, 1997. Heating degree-days experienced by the Company during the six months ended December 31, 1998 were only 89% of those experienced in a normal winter. Comparing stores that were operated by the Company during both 1998 and 1997, volumes decreased approximately 11%.

Revenues. Operating revenues decreased 11% in both the three and six months ended December 31, 1998 compared to the same periods in 1997. During the six months ended December 31, 1998 the impact on the continuing industry-wide decline in product costs compared to the same period in 1997 resulted in a similar decline in revenues as sales prices tend to move with product costs in the margin driven propane market. Sales prices per gallon fell 8% in the six months ended December 31, 1998 compared to 1997. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. As indicated in the discussion of revenues, product costs were dramatically lower in 1998 than 1997. Through December 31, 1998, the propane industry has experienced higher than historical supply levels. Combined with warmer winter weather, which has depressed demand, these large supplies have resulted in significantly lower product costs. Although sales volume decreased as discussed above, gross profit margins increased 1.6(cent) per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense was relatively comparable in total between the three months ended December 31, 1998 and 1997. These expenses for the six months ended December 31, 1998 increased $209,000 over the same period in 1997. Salaries and employee benefits increased $318,000 due to the increased number of personnel associated with the acquisition of retail service centers as well as increased health insurance claims and premium costs. Insurance and liability claims increased $353,000 due to increased provisions to the Company's self-insurance liabilities related to those claims. The Company has, however, been able to recognize cost savings in transportation, rental, and office expenses.

Depreciation and amortization. Depreciation and amortization expense increased for both the three and six month periods ended December 31, 1998 compared to the same periods in 1997. This increase is due primarily to the increased amortization on purchased goodwill and noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense increased for the three and six month periods ending December 31, 1998 compared to the same periods in 1997 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions and increased balances on the Company's revolving credit facility.

Restructuring proposal costs. As discussed in Note 12 of the June 30, 1998 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses for the three and six month periods ended December 31, 1997 consist of residual expenses and forfeited deposits related to the abandonment of this proposal.

Potential Impact of Future Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS 133), Accounting for Derivative Financial Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, may be adopted early for periods beginning after issuance of the Statement and may not be applied retroactively. The effects of adoption of SFAS 133 on the Company's financial statements are not determinable currently. The Company expects to initially adopt SFAS 133 for the quarter ending September 30, 1999.



                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Condensed Consolidated Financial
Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit No.                 Description

     (27)                   Financial Data Schedule

(b)    Reports on Form 8-K

       January 15, 1999


Reviewed by Independent Certified Public Accountants

The December 31, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL STAR GAS CORPORATION
                                  Registrant


Date:  February 16, 1999          /s/ Paul S. Lindsey
                                  ----------------------------
                                  Paul S. Lindsey
                                  President





                      Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


   We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of December 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Springfield, Missouri
January 26, 1999