Form 10-Q
period 1999-03-31
ALL STAR GAS CORP
filed 1999-05-11
CIK 922404

==========================================================================

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1999
                      COMMISSION FILE NUMBER 1-6537-3


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of May 13, 1999 was 1,564,050.

============================================================================



                      PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               MARCH 31, 1999
                                                                (UNAUDITED)       JUNE 30, 1998
ASSETS

Current Assets
     Cash                                                           $ 3,821           $ 897
     Trade receivables - Net                                          7,381           4,526
     Inventories                                                      4,815           6,985
     Prepaid Expense                                                  1,201             615
     Refundable Income Taxes                                            749           1,135
     Deferred Income Taxes                                              250             312
                                                        --------------------    ------------

         Total Current Assets                                        18,217          14,470
                                                        --------------------    ------------

Property, Plant and Equipment                                                       118,313
                                                                    117,886
     Less Accumulated Depreciation                                                   37,323
                                                                     40,781
                                                        --------------------    ------------

         Total Property and Equipment                                77,105          80,990
                                                        --------------------    ------------

Other Assets
     Debt Acquisition Costs - Net                                     3,951           3,086
     Excess of Cost Over Fair Value of Assets
         Acquired - Net                                              11,619          13,202
     Other                                                            1,329           2,040
                                                        --------------------    ------------

         Total Other Assets                                          16,899          18,328
                                                        --------------------    ------------

Total Assets                                                       $112,221        $113,788
                                                        ====================    ============




                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                               MARCH 31, 1999
                                                                (UNAUDITED)         JUNE 30, 1998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current Maturities of Long-Term Debt                         $ 3,073               $ 7,824
     Accounts Payable and Accrued Expenses                         15,643                18,877
                                                        ------------------    ------------------

         Total Current Liabilities
                                                                   18,176                26,701

Long-Term Debt                                                    147,757               134,526
Deferred Income Taxes                                               3,027                 4,905
Accrued Self-Insurance Liability                                      370                   330
                                                        ------------------    ------------------

         Total Liabilities                                        169,330               166,462
                                                        ------------------    ------------------

Stockholders' Equity (Deficit)
     Common; $.001 Par Value; Authorized 20,000,000
         Shares, Issued Mar. 31, 1999 and June 30,
         1998 - 14,291,020 Shares                                      14                    14
     Common Stock Purchase Warrants                                 1,227                 1,227
     Additional Paid-In Capital                                    27,279                27,279
     Retained Earnings                                              2,445                 6,880
                                                        ------------------    ------------------

                                                                   30,965                35,400
      Treasury Stock at Cost
           March 31, 1999 and June 30, 1998 -
           12,726,970 Shares                                      (88,074)              (88,074)
                                                        ------------------    ------------------

Total Stockholders' Equity (Deficit)                             (57,109)              (52,674)
                                                        ------------------    ------------------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                               $112,221              $113,788
                                                        ==================    ==================


See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          MARCH 31                              MARCH 31
                                                 1999                1998               1999               1998
                                                 ----                ----               ----               ----

Operating Revenue                                $28,629            $30,237            $ 66,919           $73,152
Cost of Product Sold                              12,503             14,229              30,939            35,783
                                           --------------    ---------------    ----------------   ---------------

     Gross Profit                                 16,126             16,008              35,980            37,369
                                           --------------    ---------------    ----------------   ---------------

Operating Costs and Expenses
     General and Administrative                    7,423              8,309              22,143            22,819
     Depreciation and Amortization                 2,341              2,239               7,014             6,623
     Gain on Sale of Assets                        (133)              (345)               (484)             (219)
                                           --------------    ---------------    ----------------   ---------------

                                                   9,631             10,203              28,673            29,223
                                           --------------    ---------------    ----------------   ---------------

Operating Income                                   6,495              5,805               7,307             8,146
                                           --------------    ---------------    ----------------   ---------------

Other Expense
     Interest Expense, Net                       (3,049)            (2,892)             (8,823)           (8,463)
     Amortization of Debt Discount and
         Expense                                 (1,967)            (1,749)             (5,664)           (5,047)
     Restructuring Proposal Costs                     --               (95)                  --             (754)
                                           --------------    ---------------    ----------------   ---------------

                                                 (5,016)            (4,736)            (14,487)          (14,264)
                                           --------------    ---------------    ----------------   ---------------

Income (Loss) Before Income Taxes
                                                   1,479              1,069             (7,180)           (6,118)

Provision (Credit) for Income Taxes
                                                     540                 --             (2,745)           (2,100)
                                           --------------    ---------------    ----------------   ---------------

Net Income (Loss)                                  $ 939             $1,069            $(4,435)          $(4,018)
                                           ==============    ===============    ================   ===============

Basic and Diluted Income (Loss) Per
     Common Share                                   $.60               $.68             $(2.83)           $(2.57)
                                           ==============    ===============    ================   ===============


See Notes to Condensed Consolidated Financial Statements.



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)
                           (DOLLARS IN THOUSANDS)



                                                                  1999              1998
                                                                  ----              ----
Cash Flows From Operating Activities
     Net loss                                                      $(4,435)          $(4,018)
     Items not requiring (providing) cash
         Depreciation                                                5,454             5,459
         Amortization                                                7,224             6,213
         Gain on sale of assets                                       (484)             (219)
         Deferred income taxes                                      (1,816)           (2,100)
     Changes in:
         Trade receivables                                          (2,549)           (2,650)
         Inventories                                                 2,069               839
         Prepaid expense & other                                       (20)             (230)
         Accounts payable & accrued expenses                        (5,259)           (2,716)
                                                                ------------    --------------
     Net cash provided by operating activities                         184               578
                                                                ------------    --------------

Cash Flows From Investing Activities
     Purchase of property & equipment                              (2,881)           (6,700)
     Acquisition of retail service centers                           (601)           (4,144)
     Proceeds from sales of property and equipment                    277               809
     Disposal of retail service centers                             2,394             1,490
     Advances from related parties                                      5                --
                                                                -------------   --------------
     Net cash used in investing activities                           (806)           (8,545)
                                                                ------------    --------------

Cash Flows From Financing Activities
     Checks in process of collection                                  1,903               465
     Increase in working capital financing                            5,323             8,794
     Payments for loan fees                                          (1,252)               --
     Proceeds from issuance of long-term debt obligations             1,984                --
     Principal payments on other long-term debt                      (4,412)           (1,112)
                                                                ------------   --------------
     Net cash provided by financing activities                        3,546             8,147
                                                                ------------    --------------

INCREASE IN CASH                                                      2,924               180

CASH, BEGINNING OF PERIOD                                               897               965
                                                                ------------    --------------

CASH, END OF PERIOD                                                 $ 3,821           $ 1,145
                                                                ============    ==============

See Notes to Condensed Consolidated Financial Statements




                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)


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

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1999, and the condensed consolidated results of its operations and cash flows for the periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1998, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

         Due to the seasonal nature of the Company's business, the results of operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company has net working capital and stockholders' equity deficiencies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is considering several alternatives for mitigating these conditions during the next year. These include exploring restructuring and recapitalization alternatives. Management is also seeking operational improvements and economies, such as those the Company expects to realize from reductions in general and administrative expenses undertaken in the latter part of fiscal 1998. Management believes the Company will be able to complete the necessary restructuring and/or recapitalization however, no agreements have been completed. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

(3)      SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company self-insures the first $200,000 for each general liability incident. For the vehicle and workers' compensation programs, the Company has a $250,000 deductible per occurrence. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

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

(4)      ACCOUNTING FOR DERIVATIVES

         There has been no change since June 30, 1998 in the Company's treatment of commodity futures contracts. As of March 31, 1999, the Company had no open positions on futures contracts.

(5)      RELATED PARTY TRANSACTIONS

         During the three months ending March 31, 1999, the Company received advances bearing interest at a rate of 12% from its principal shareholder totaling $295,000.

(6)      INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed by dividing the net (income) loss for the three and nine month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of income
         (loss) per common share was 1,564,050 for the three and nine months ended March 31, 1999 and 1998, respectively.

(7)      ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

         The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended March 31, 1999, there were no acquisitions and the Company disposed of two retail service centers. The Company received $1.3 million in cash for the dispositions. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

(8)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


                  Additional Cash Payment Information                         1999                  1998
                  -----------------------------------                         ----                  ----

                  Interest Paid                                              $10,832               $10,261
                  Income Taxes Paid                                              $60                  $566

                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Mortgage obligations incurred on the acquisition of
                       retail service centers                                    $75                $6,719
                  Note receivable from sale of a service center                 $207                   ---



 (9)     FUTURE LIQUIDITY NEEDS

         Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increases from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                        MARCH 31                    JUNE 30
                                                1999               1998       1998               1997
                                                ----               ----       ----               ----

Total long-term debt (including current
     maturities)                              $150,830           $145,688    $142,350          $126,632

Working Capital (deficit)                          $41           $(10,687)   $(12,231)         $ (4,598)

Current Ratio                                     1.00               .60          .54               .75




During the nine months ended March 31, 1999, the Company incurred $75,000 of additional debt related to the acquisition of a retail service center. The remainder of the increase in long-term debt is related to the $5.7 million of amortization of original issue discount on the Company's 12 7/8% Senior Secured Notes, due 2004 and the increase in the revolving credit facility of $5.3 million offset by mortgage obligation principal payments.

The Company entered into a new revolving credit facility in March of 1999. All of the Company's receivables and inventories are pledged as collateral to the agreement which contains covenants concerning tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. The facility matures in three years and provides borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 55% of eligible inventory. The facility bears interest at the greater of 7.75% or the reference rate (prime) plus 4%. The agreement provides for a a commitment fee of .50% per annum of the unadvance portion of the commitment and a $150,000 funding fee on the anniversary date of the loan each year.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

o the balance of the revolving credit facility and its classification as long-term at March 31, 1999; and
o     the use of funds generated from the Company's prepaid product program;
      and
o the tax related impact of operations affecting deferred tax assets and liabilities.

Customer prepayments, primarily related to the Company's prepaid product program, increased to $4.4 million as of March 31, 1999 compared to $3.6 million as of March 31, 1998. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its product purchases and customer marketing programs.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on January 15, 1999 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company continues to experience cash shortages due to the unusually warm weather and lower petroleum prices, which cause a decrease in customer demand for propane. The interest payment was made during the grace period with cash derived from collections of accounts receivable and issuance of long-term debt obligations.

The Company has net working capital and stockholders' equity deficiencies. The Company is considering several alternatives for mitigating these conditions during the year, which include exploring restructuring and recapitalization alternatives. In addition, management has undertaken reductions in general and administrative expenses during the latter portion of fiscal 1998 which are expected to positively impact fiscal 1999 results. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the change of the Company name on its retail facilities and the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

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

The Company is in the early stages of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. The Company has targeted the late fall of 1999 as the date of substantially completing its contingency plans, however, the Company believes that this phase will be on-going through to the year 2000.

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

The following table presents additional operating data for the periods ended March 31, 1999 and 1998 and the year ended June 30, 1998 (in thousands).

                                              THREE MONTHS ENDED            NINE MONTHS ENDED           YEAR ENDED

                                             3/31/99        3/31/98        3/31/99        3/31/98        6/30/98

Revenues:
     Propane                               $ 27,183       $ 28,684        $60,882       $ 66,808       $ 78,583
     Gas systems, appliances
       and other fuels                          806            768          2,975          3,000          3,694
     Other                                      640            785          3,062          3,344          4,233

Gross Profit:
     Propane                                 15,221         14,931         31,932         32,985         38,848
     Gas systems, appliances
       and other fuels                          265            292            986          1,040          1,013
     Other                                      640            785          3,062          3,344          4,233



Volumes. Retail volumes of propane sold increased 2% in the three months ended March 31, 1999 and decreased 6% in the nine months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998. Heating degree-days experienced by the Company during the nine months ended March 31, 1999 were only 89% of those experienced in a normal winter. Comparing stores that were operated by the Company during both 1999 and 1998, volumes decreased approximately 5%.

Revenues. Operating revenues decreased 5% and 8% in the three and nine months ended March 31, 1999 compared to the same periods in 1998. During the nine months ended March 31, 1999 the impact on the continuing industry-wide decline in product costs compared to the same period in 1998 resulted in a similar decline in revenues as sales prices tend to move with product costs in the margin driven propane market. Sales prices per gallon fell 7% in the nine months ended March 31, 1999 compared to 1998. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. As indicated in the discussion of revenues, product costs were dramatically lower in 1999 than 1998. Through March 31, 1999, the propane industry has experienced higher than historical supply levels. Combined with warmer winter weather, which has depressed demand, these large supplies have resulted in significantly lower product costs. Although sales volume decreased as discussed above, gross profit margins increased 1.1(cent) per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense for the three months ending March 31, 1999 decreased $886,000 over the same period in 1998. For the three month periods, salaries and employee benefits decreased $402,000 mainly due to the effect of the Company's increased staffing efficiencies and disposals of retail service centers. Professional fees increased $74,000 due to increased legal expenses for various lawsuits related to the self-insurance program and non-compete matters. Insurance and liability claims expense decreased $306,000 due to lower insurance premiums and reduction in the estimated provision to the Company's self-insurance reserve. The Company has also been able to recognize cost savings in transportation expenses, which decreased $216,000 due to significant costs incurred in 1998 for aircraft maintenance.

General and administrative expense for the nine months ended March 31, 1999 decreased $676,000 over the same period in 1998. Professional fees increased $155,000 due to increased legal expenses for various lawsuits related to the self-insurance program and non-compete matters. The Company has, however, been able to recognize significant reductions in transportation expense, advertising expense and travel and entertainment expenses.

Depreciation and amortization. Depreciation and amortization expense increased for both the three and nine month periods ended March 31, 1999 compared to the same periods in 1998. This increase is due primarily to the increased amortization on purchased goodwill and noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense increased for the three and nine month periods ending March 31, 1999 compared to the same periods in 1998 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions and increased balances on the Company's revolving credit facility.

Restructuring proposal costs. As discussed in Note 12 of the June 30, 1998 financial statements referred to above, the Company abandoned a proposal to restructure its debt and equity as of June 30, 1997. These expenses for the three and nine month periods ended March 31, 1998 consist of residual expenses and forfeited deposits related to the abandonment of this proposal.

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

Reference is made to Note 3 of the Condensed Consolidated Financial
Statements.

ITEMS 2, 3, 4 AND 5

No information is reportable under these sections

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.                   Description

     (10) Financing Agreement, dated as of March 12, 1999, by and among All Star Gas Corporation, as Borrower, Each of Its Direct and Indirect Subsidiaries, as Guarantor, and Ableco Finance LLC, as Lendor.

     (27)                     Financial Data Schedule


(b)      Reports on Form 8-K

         January 15, 1999; April 9, 1999

Reviewed by Independent Certified Public Accountants

The March 31, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.




                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ALL STAR GAS CORPORATION
                                                                Registrant



                                                 /s/ Paul S. Lindsey
                                                 -------------------------
                                                     PAUL S. LINDSEY
                                                     PRESIDENT AND CEO



DATE:  May 11, 1999



                      Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ALL STAR GAS CORPORATION as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 28, 1998, on those consolidated financial statements, we expressed an unqualified opinion that also contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    /s/Baird, Kurtz & Dobson

Springfield, Missouri
April 23, 1999