Form 10-K
period 1999-06-30
ALL STAR GAS CORP
filed 1999-10-13
CIK 922404

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended June 30, 1999
                       COMMISSION FILE NUMBER 1-6537

                          ALL STAR GAS CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                  MISSOURI                            43-1494323
      -------------------------------         ---------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
      Incorporation or Organization)

     P.O. BOX 303, 119 WEST COMMERCIAL STREET, LEBANON, MISSOURI, 65536
    -------------------------------------------------------------------
           (Address of Principal Executive Offices and Zip Code)

                               (417) 532-3103
                               --------------
            (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                            TITLE OF EACH CLASS
                            -------------------
                   12-7/8% Senior Secured Notes Due 2004
                    9% Subordinated Debentures Due 2007

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 24, 1999 is: $116,480.

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 24, 1999: 1,564,050.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to: Corporate Secretary, 119 W. Commercial Street, Lebanon, Missouri 65536; Telephone (417) 532-3103.



                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

      All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 36 years. The Company is engaged primarily in (a) the retail marketing of propane to residential, agricultural, and commercial customers, (b) the retail marketing of propane-related appliances, supplies, and equipment, and (c) the renting of consumer propane storage tanks to residential and commercial customers under various brand names, including All Star and the names of numerous predecessors. During the fiscal year which ended June 30, 1999, All Star Gas supplied propane to approximately 112,000 customers in 19 states from 123 retail service centers and sold approximately 90 million gallons.

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

      The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 63.1% of the Company's aggregate propane sales revenue and 69.9% of its aggregate gross margin from propane sales in fiscal year 1999. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 1999 propane sales revenue, the customer base consisted of 24.4% commercial and 12.5% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.0% of revenue from sales.

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

      In July, 1999, the Company acquired Tres Hombres, Inc. See Item 13 "Certain Relationships and Related Transactions" for further discussion.

      Sources of Supply. During 1999, approximately 90% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 16.6% and 16.5% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

      Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 8.2 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 9 over-the-road tractors and 11 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

      Deliveries to customers are made by means of 270 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

      Operations. The Company has organized its operations in a manner that the Company believes enables it to provide excellent service to its customers and to achieve operating efficiencies. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

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

      Effective July 1, 1999, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $101.0 million with a $250,000 self-insured retention for general and excess liability losses with a $1 million aggregate cap. The Company's combined auto and workers' compensation coverage is fully insured with no self-insured retention. Previously, the Company retained $250,000 per occurrence on the auto and worker's compensation programs.

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

EMPLOYEES

      As of September 15, 1999 the Company had approximately 604 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its annual shareholder meeting on July 17, 1999. The only matter presented for a vote was the re-election of Kristin L. Lindsey and Bruce M. Withers, Jr. as directors. Mrs. Lindsey and Mr. Withers were re-elected with 1,547,410 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Kristin L. Lindsey, Jim
J. Shoemake, and Bruce M. Withers, Jr.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      As of September 24, 1999, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

      As of September 24, 1999, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock. Each warrant represents the right to purchase one share of the Company's Common Stock of $.01 per warrant. The warrants are exercisable currently and will expire July 15, 2004.

      No dividends on the Common Stock of the Company were paid during the Company's 1998 or 1999 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2004 and the terms of the Company's revolving credit facility each contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 1999. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 1999, were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report.

                                                   YEAR ENDED JUNE 30,
                                     ---------------------------------------------
                                        1995      1996      1997     1998    1999
                                        (IN THOUSANDS EXCEPT RATIOS AND PER SHARE
                                                        AMOUNTS)
OPERATING DATA:
   Operating revenue                  $74,090   $82,702   $94,543  $86,510   79,537
   Gross profit (1)                    38,478    39,384    41,468   44,094   42,954
   Operating expenses                  29,144    27,987    28,853   29,747   28,944
   Depreciation & amortization         6,166     6,770     6,867    9,334     9,359
   Operating income                    3,168     4,627     5,748    5,013     4,651

INTEREST EXPENSE:
   Cash interest                       10,681    10,657    10,605   11,391   11,713
   Amortization of debt discount &
    expenses                            4,889     5,476     6,140    6,796    7,762
   Total interest expense              15,570    16,133    16,745   18,187   19,475
   Net income (loss) before
    extraordinary items (2)            (8,726)   (7,897)    2,222   (9,954)  (9,627)

OTHER OPERATING DATA:
   Capital expenditures                11,874    8,838     13,340   17,384    4,478
   Cash from sale of retail service
    centers
      and other assets                 2,956     6,177     5,478    2,821     3,131
   EBITDA  (3)                         8,784     11,002    13,347   14,007   14,010
   Basic & diluted income (loss) per
    share before extraordinary items  $(5.53)   $(5.00)   $(1.41)  $(6.36)   $(6.16)

                                                   YEAR ENDED JUNE 30,
                                     -----------------------------------------------
                                        1995      1996      1997     1998    1999
                                        ----      ----      ----     ----    ----
BALANCE SHEET DATA:
   Total assets                       $105,128  $102,002  $107,832 $113,788 $105,463
   Long-term debt (including current
     maturities)                       115,647   122,858   126,632  142,350  146,583
   Stockholders' equity (deficit)      (36,946)  (44,843)  (42,720) (52,674) (62,301)


(1)  Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 1999.

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

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1999 and June 30, 1998

      Operating Revenue. Operating revenue decreased $7.0 million, or 8.l% to $79.5 million in fiscal year 1999 as compared to $86.5 million in fiscal year 1998. The decrease was primarily due to a $6.6 million decrease in propane sales which was the result of a 4% decrease in the gallons sold and a 10% lower average propane sales price. Propane sales prices decreased an average of $.036 per gallon under fiscal 1998 which was the result of lower wholesale prices which are discussed in the cost of products sold section. The decrease in gallons is a direct result of the significantly warmer than normal weather experienced by the Company in its marketing territories during the heating season. Heating degree days experienced by the Company during fiscal year 1999 decreased 5% from fiscal 1998.

      Cost of products sold. Costs of products sold decreased $5.8 million or 13.7% to $36.6 million in fiscal year 1999 as compared to $42.4 million in fiscal year 1998. This was due to lower average wholesale propane costs and the decrease in gallons sold outlined above. In fiscal year 1999, the propane industry experienced higher than historical inventory levels in both the domestic and Canadian markets. Combined with warmer winter weather, which depressed demand and lowered crude oil prices, these large inventories have resulted in significantly lower product costs.

      Gross Profit. The Company's gross profit for the year decreased $1.1 million to $43.0 million in fiscal year 1999 as compared to $44.1 million in fiscal year 1998. This decrease is primarily due to the decrease in gallons sold due to the warmer than normal heating season in the Company's marketing territories partially offset by a 3.1% improvement in operating margin.

      General and administrative expenses. General and administrative expenses decreased $500,000 to $29.2 million in fiscal 1999 compared to $29.7 million in 1998. The majority of the decrease was due to a $372,000 decrease in transportation costs as a result of the lower cost of fuel and small reductions in various general and administrative expense categories resulting from the continued downsizing of the Company's corporate office staffing levels.

      Provision for doubtful accounts. The provision for doubtful accounts decreased $115,000 or 33.6% from $342,000 in fiscal 1998 to $227,000 in fiscal 1999. The decrease is a result of enhanced credit and collection efforts which reduced the Company's receivables and past due amounts.

      Depreciation and amortization. Depreciation and amortization expense increased slightly to $9.4 million in fiscal 1999 from $9.3 million in fiscal 1998. This increase is due primarily to the addition of fixed assets through the acquisition of retail service centers occurring in the 1998 fiscal year and the current period. Depreciation expense on modernization expenditures and other asset purchases also contributed to the increase in fiscal 1999. During fiscal 1999, the Company utilized approximately $3.6 million for the purchase of new consumer storage tanks and other property and equipment.

      Interest expense. Interest expense increased approximately $300,000 to $ll.7 million in fiscal 1999 from $ll.4 million in fiscal 1998 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions and interest costs associated with the Company's working capital facility.

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

      General and administrative expense. General and administrative expenses increased $2.1 million to $29.7 million in fiscal 1998 compared to $27.6 million in fiscal 1997. The majority of the increase is due to the elimination of the overhead reimbursement associated with the management of SYN Inc. that was terminated in December 1996. This reimbursement was $1.4 million for the year ending June 30, Other notable changes include an increase in salaries and employee benefits of $765,000 in fiscal 1998 mainly due to increased personnel associated with the acquisition of retail service centers. Transportation expenses increased $402,000 due to the increased maintenance costs of the Company's aircraft and the improvement and upgrading of its trucks and equipment. The Company has, however, been able to recognize cost savings in professional expenses, which decreased $295,000 over fiscal 1997. Professional expenses decreased $295,000 over fiscal 1997 due to the additional costs in 1997 associated with a proposed restructuring of the company's debt and equity which was abandoned.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures, and debt service requirements. Historically, the Company has met these requirements from cash flows generated by operations and from borrowings under its working capital facility.

      Cash flow provided by operating activities was $5.2 million in fiscal year 1999 as compared to the cash flow provided in fiscal year 1998 of $5.6 million. This change is due to the Company's increasing certain accrued liabilities and carrying lower levels of inventory.

      Cash flow used in investing activities was $1.8 million in fiscal year 1999 as compared to cash flow used of $8.4 million in fiscal year 1998. The majority of the change related to the reduced acquisition and capital expenditure activity in fiscal 1999.

      Cash flow used in financing activities was $3.0 million in fiscal year 1999 as compared to cash flow provided of $2.7 million in fiscal 1998. The change is primarily due to a $4.8 million decrease in net borrowings on the Company's working capital facility.

      Pursuant to the Indenture for the 12-7/8% Senior Secured Notes, the Company was required to make a $4.5 million, semi-annual interest payment on each July 15 and January 15. Beginning in fiscal year 2000, the semi-annual cash interest payment on the Notes will increase to $8.2 million. The Company utilized its 30 day grace period for the January 1999 and July 1999 interest payments. The Company experienced a shortage in cash flow due to the unusually warm weather and lower petroleum prices which have caused a decrease in customer demand for prepaid gas contracts. The Company met the scheduled payments through the use of operating cash flows, available borrowings on its working capital facility and loans from its principal shareholder.

      The Company has net working capital and stockholders' equity deficiencies. The Company is considering several alternatives for mitigating these conditions which include exploring financing and recapitalization alternatives and the continued divestiture of non-core assets. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks, equipment and plants. During the past two fiscal years, the Company has also incurred costs related to the change of the Company name on its retail facilities and the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

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

      The Company relies on third party service providers for services such as telecommunications, internet service, utilities and other key services as well as other third parties such as customers and suppliers. Interruption of those services and business due to Year 2000 issues could affect the Company's operations. The Company has developed a course of action to determine the status of such third party service providers, customers and suppliers to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary, options include identification of alternative service providers, customers and suppliers available to provide such service and business if such third parties fail to become Year 2000 compliant within an acceptable time frame prior to December 31, 1999.

      Since the Company has recently updated its information systems (which have been certified to be Year 2000 compliant by the vendors) in the ordinary course of business, there has not been any additional cost incurred by the Company in connection with its Year 2000 compliance plan other than as would have been incurred in the ordinary course. The Company has been expensing and capitalizing the costs of updating its information systems and therefore its Year 2000 compliance plan in accordance with appropriate accounting policies. The Company does not believe that it will incur significant future costs for remediation in connection with Year 2000 compliance. In the event the Year 2000 modifications and conversions are not adequate, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

      The Company is in the stages of developing alternative plans in the event that a business interruption occurs from a Year 2000 issue. The Company has targeted the late fall of 1999 as the date of substantially completing its contingency plans, however, the Company believes that this phase will be on going through the year 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of the Company are as follows:


                                            POSITION HELD WITH THE COMPANY
           NAME               AGE              AND PRINCIPAL OCCUPATION
           ----               ---           ------------------------------

Paul S. Lindsey, Jr.        54       Chairman of the Board, Chief Executive
                                     Officer, and President since June
                                     1994; previously Vice Chairman of the
                                     Board (1987 to 1994) and Chief
                                     Operating Officer (1988 to 1994); term
                                     as director expires 2000
Kristin L. Lindsey          51       Director/Executive Vice President
                                     since Oct. 1996; previously
                                     Director/Vice President to June 1994;
                                     previously pursued charitable and
                                     other personal interest; term as
                                     director expires 2002
Bruce M. Withers, Jr.       72       Director since June 1994; previously
                                     Chairman and Chief Executive Officer
                                     of Trident NGL Holding, Inc. (since
                                     August 1991) and President of the
                                     Transmission and Processing Division
                                     of Mitchell Energy Corporation (1979
                                     to 1991); term as director expires
                                     2002
Jim J. Shoemake             61       Director since June 1994; partner of
                                     Guilfoil, Petzall & Shoemake (since
                                     1970); term as director expires 2001
Valeria Schall              45       Executive Vice President since
                                     October, 1996, Treasurer since July,
                                     previously Vice President since 1992;
                                     Corporate Secretary since 1985 and
                                     Assistant to the Chairman since 1987
James M. Trickett           49       Chief Operating Officer since 1997,
                                     Sr. Vice President since September
                                     1997; previously Divisional Manager
                                     since June 1996, and Regional Manager
                                     since August 1995. Divisional Manager
                                     with Synergy Gas Corporation since
                                     1990.
Robert C. Heagerty          52       Sr. Vice President since September
                                     1997, previously Divisional Vice
                                     President since June 1993; previously
                                     Regional Manager since December 1986.
J. Greg House, Sr.          42       Vice President - Management
                                     Information Systems since June, 1996;
                                     previously Director-MIS since
                                     September 1994 and Manager-MIS Paul
                                     Mueller Co. since 1987.
Bradley L. Beneke           45       Vice President since April 1999;
                                     previously Pricing Director since June
                                     1995; previously Regional Manager
                                     since September 1991.

      Each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey who is employed pursuant to an employment agreement that expires June 24, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table provides compensation information for each of the years ended June 30, 1999, 1998, and 1997 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were only two) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none).


                                    SUMMARY COMPENSATION TABLE

                                        Annual Compensation


                      PRINCIPAL POSITION
                               AT
                       END OF FISCAL YEAR         FISCAL                    OTHER ANNUAL  ALL OTHER
      NAME                    1999                YEAR    SALARY   BONUS   COMPENSATION  COMPENSATION
-----------------     ---------------------       -----  ------- --------  ------------- ------------
Paul S. Lindsey, Jr.  Chief Executive Officer,     1999  $400,000   -----       -----        -----
                      Chairman of the Board and    1998  $400,000   -----       -----        -----
                      President                    1997  $350,000 $750,000      -----        -----

Valeria Schall        Executive Vice President     1999  $100,000 $30,000       -----        -----
                                                   1998  $100,000 $35,000       -----        -----
                                                   1997  $73,500  $32,500       -----        -----

Kristin L.Lindsey     Executive Vice President     1999  $100,000 $30,000       -----        -----
                      and Director                 1998  $100,000 $35,000       -----        -----
                                                   1997  $73,500  $32,500       -----        -----


EMPLOYMENT AGREEMENT

      On June 24, 1999, the Company entered into an employment agreement with Mr. Lindsey. The agreement has a five-year term and provides for the payment of an annual salary of $400,000 and reimbursement for reasonable travel and business expenses. The agreement requires Mr. Lindsey to devote substantially all of his time to the Company's business. The agreement is for a term of five years, but is automatically renewed for one year unless either party elects to terminate the agreement at least four months prior to the end of the term or any extension. The agreement may be terminated by Mr. Lindsey or the Company, but if the agreement is terminated by the Company and without cause, the Company must pay one year's salary as severance pay.

INCENTIVE STOCK OPTION PLAN

      There were no options granted to the named officer nor exercised by him during fiscal year 1999 and no unexercised options held by him as of the end of the 1999 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 24, 1999, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary
Compensation Table owning shares, and by all directors and executive officers of the Company as a group.


                                      Number of Shares
  Name of Beneficial Owner (1)       Beneficially Owned          Percent
--------------------------------   -----------------------  -----------------
Paul S. Lindsey, Jr. (2)                1,507,610                 58.9
Kristin L. Lindsey (2)                    753,805                 29.4
Valeria Schall                             79,603                  6.8
Bruce M. Withers, Jr.                      39,248                  4.5
Jim J. Shoemake                            39,248                  4.5
All directors and executive
  officers as a group (9 persons)(3)    2,281,139                 89.1

-----------------

      (1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 119 W. Commercial Street, Lebanon, Missouri 65536.
      (2) Mr. Lindsey's shares consist of 753,805 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 753,805 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.
      (3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 543,532 shares owned by other executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mrs. Kristin L. Lindsey, who beneficially owns approximately 33.51% of the Company's outstanding Common Stock and is a Director of the Company, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $250,000 in fiscal year 1999 and $189,000 in fiscal year 1998.

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

      The Company entered into an operating lease with its Chief Executive Officer to lease a turbo prop aircraft for use in Company travel. The lease requires $95,000 in annual payments for a term of 3 years beginning in January, 1998. Over the past fiscal year, the Company received advances bearing interest at a rate of 12% from its Chief Executive Officer in the amount of $3.4 million which have a remaining balance at October 13, 1999, of $400,000.

      Effective July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain substantially owned by the principal shareholder of the Company. The transaction was consummated through an exchange of voting common stock and is being accounted for in a manner similar to a pooling of interests.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)(1)Financial Statements
                    Report of Independent Accountants
                    Consolidated Balance Sheets as of June 30, 1999 and
                    1998 Consolidated Statement of Operations for the Years
                        Ended June 30, 1999, 1998, and 1997
                    Consolidated Statements of the Stockholders' Equity
                        (Deficit) for the Years Ended June 30, 1999, 1998, and 1997
                    Consolidated Statements of Cash Flows for the Years Ended
                        June 30, 1999, 1998, and 1997

            (a)(2)Financial Statement Schedules

                    Schedule II Valuation and qualifying accounts

            (a)(3)Exhibits



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

10.1 Shareholder Agreement, dated as of October 28, 1988, by and among All Star Gas Acquisition Corporation and Robert W. Plaster Trust, Robert W. Plaster, Trustee; Paul S. Lindsey, Jr.; Stephen R. Plaster Trust, Lynn C. Hoover, Trustee; Cheryl Plaster Schaefer Trust, Lynn C. Hoover, Trustee; Robert L. Wooldridge; Gwendolyn B. VanDerhoef; Dwight Gilpin; Luther Henry Gill; Valeria Schall; Floyd J. Waterman; Larry W. Bisig; Larry Weis; Robert Heagerty; Murl J. Waterman; Earl L. Noe; Thomas Flak; Michael Kent St. John; James E. Acreman; Carolyn Rein; Dan Weatherly; Nina Irene Craighead; Joyce Sue Kinnett; Edwin H. McMahon; Paul Stahlman; Ralph Wilson; Alan Simer; Ferrell Stamper; and All Star Gas Corporation Employee Stock Ownership Plan, Robert W. Plaster, Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.2 1995 Stock Option Plan of All Star Gas Company (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.3 Lease Agreement, dated May 7, 1994, between the Company and Evergreen National Corporation (incorporated herein by reference to Exhibit F of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
             1994)

10.4 Services Agreement, dated May 7, 1994, between the Company and All Star Service Corporation (incorporated herein by reference to Exhibit G of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994)

10.5 Non-Competition Agreement, dated May 7, 1994, by and among the Company, Energy, Robert W. Plaster, Stephen R. Plaster, Joseph
             L. Schaefer, Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit E of Exhibit 10.1 to the All Star Gas Operating Corporation (Commission File No. 1-6537-3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
             1994)

10.6 Employment Agreement between the Company and Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S- 1 (No. 33-53343)

10.7 Asset Purchase Agreement by and among the Company, All Star Gas, Inc. of North Carolina, PSNC Propane Corporation, and Public Service Company of North Carolina, Incorporated (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-533343)

10.8         Indemnification Agreement between the Company and Douglas A.
             Brown (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S- 1 (No. 33-53343)

10.9 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.10 Supply Contract No. 1, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.11 Supply Contract No. 2, dated June 1, 1993, between EGOC and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.12        Management Agreement between All Star Gas Company,
             Northwestern Growth Corporation and SYN, Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995)

10.13 Agreement Among Initial Stockholders and SYN, Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995).

10.14 Waiver Agreement dated April 29, 1995 by and among All Star Gas Corporation, SYN, Inc., Paul S. Lindsey, Jr. Northwestern Growth Corporation, All Star Energy Corporation, Robert W. Plaster, and Stephen R. Plaster (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995).

10.15+ Propane Sales Agreement dated August 24, 1995, between All Star Gas Corporation and Warren Petroleum Company
             (incorporated herein by reference to Exhibit 10.16+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.16+ Supply Contract dated April 27, 1995, between All Star Gas Corporation and Phillips 66 Company (incorporated herein by reference to Exhibit 10.17+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995).

10.17+ Dealer Sale Contract dated January 20, 1995, between All Star Gas Corporation and Conoco Inc. (incorporated herein by reference to Exhibit 10.18+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995).

10.18+ Supply Contract dated April 24, 1995 between All Star Gas Corporation and Enron Gas Liquids, Inc. (incorporated herein by reference to Exhibit 10.19+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995).

10.19 7/1/96 Agreement Amending Amended and Restated Agreement Among Initial Stockholders and Syn Inc. (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1997).

10.20        11/3/95 Agreement Among Initial Stockholders and Mac Inc.
             (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.21 11/3/95 Management Agreement between NWPS, Myers Acquisition Company and Empire (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996)

10.22 7/31/95 Agreement Amending Management Agreement (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.23 7/31/95 Agreement Amending and Reinstating Agreement Among Initial Stockholders and Syn Inc. (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.24+ Propane Sales Agreement dated April 9, 1996, between All Star Gas Corporation and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.30+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.25+ Amendment to Supply Contract dated August 15, 1994, between All Star Gas Corporation and Phillips 66 Company (incorporated herein by reference to Exhibit 10.31+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30,
             1996).

10.26+ Supply Contract dated April 1, 1996, between All Star Gas Corporation and Conoco, Inc. (incorporated herein by reference to Exhibit 10.32+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.27 June 1, 1996, Lease of Aircraft between Paul S. Lindsey, Limited Liability Company and All Star Gas Corporation (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.28+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Anacortes Refining Company (incorporated herein by reference to Exhibit 10.34+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.29+ Liquified Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and Shell Oil Company (incorporated herein by reference to Exhibit 10.35+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.30+ Propane Sales Agreements between All Star Gas Corporation and Warren Petroleum Company (incorporated herein by reference to Exhibit 10.36+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.31+ Liquified Petroleum Gas Contract dated June 1, 1996 between All Star Gas Corporation and Shell Oil Company (incorporated herein by reference to Exhibit 10.37+ to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.32        December 31, 1997, Lease of Aircraft Agreement between Paul S.
             Lindsey, LLC, and All Star Gas Corporation (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1998).

10.33 Financing Agreement by and among All Star Gas Corporation and Ableco Finance LLC dated March 12, 1999 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10(q) for the quarter ended March 31, 1999).

21.1         Subsidiaries of the Company

27.1         Financial Data Schedules

------------
+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

            (b)  Reports on Form 8-K
                 January 15, 1999
                 July 15, 1999
                 April 6, 1999
                 May 18, 1999

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


           SIGNATURE               CAPACITY IN WHICH SIGNED             DATE

/s/ Paul S. Lindsey, Jr.        Chief Executive Officer and     October 13, 1999
-------------------------------
Paul S. Lindsey, Jr.            Chairman of the Board of
                                All Star Gas Corporation
                                (principal executive officer)

/s/ Willis D. Green             Controller                      October 13, 1999
-------------------------------
Willis D. Green                 (principal financial/accounting
                                 officer)


/s/ Kristin L. Lindsey          Director of All Star Gas        October 13, 1999
-------------------------------
Kristin L. Lindsey              Corporation

/s/ Bruce M. Withers, Jr.       Director of All Star Gas        October 13, 1999
-------------------------------
Bruce M. Withers, Jr.           Corporation

/s/ Jim J. Shoemake             Director of All Star Gas        October 13, 1999
-------------------------------
Jim J. Shoemake                 Corporation







                          ALL STAR GAS CORPORATION

                          Accountants' Report and
                     Consolidated Financial Statements

                        June 30, 1999, 1998 and 1997




                          ALL STAR GAS CORPORATION


                           JUNE 30, 1999 AND 1998


                                  CONTENTS

                                                                      Page

INDEPENDENT ACCOUNTANTS' REPORT.....................................    1

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets....................................................    2
  Statements of Operations..........................................    3
  Statements of Stockholders' Equity (Deficit)......................    4
  Statements of Cash Flows..........................................    5
  Notes to Financial Statements.....................................    7




                      Independent Accountants' Report


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


   We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has net working capital and stockholders' equity deficiencies at June 30, 1999. As also discussed in Note 2, the Company's debt service requirements escalate during fiscal year 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              BAIRD, KURTZ & DOBSON



Springfield, Missouri
August 13, 1999



                          ALL STAR GAS CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    ASSETS

                                                                      1999          1998
                                                                      ----          ----
CURRENT ASSETS
  Cash                                                            $    1,291     $      897
  Trade receivables, less allowance
    for doubtful accounts; 1999 - $526, 1998 - $844                    4,249          4,526
  Inventories                                                          4,773          6,985
  Prepaid expenses                                                       901            615
  Refundable income taxes                                                749          1,135
  Deferred income taxes                                                  300            312
                                                                   ---------      ---------
       Total Current Assets                                           12,263         14,470
                                                                   ---------      ---------

PROPERTY AND EQUIPMENT, AT COST
  Land and buildings                                                  11,483         11,233
  Storage and consumer service facilities                             77,505         77,732
  Transportation, office and other equipment                          29,237         29,348
                                                                   ---------      ---------
                                                                     118,225        118,313
  Less accumulated depreciation                                       42,459         37,323
                                                                   ---------      ---------
                                                                      75,766         80,990
                                                                   ---------      ---------

OTHER ASSETS
  Debt acquisition costs, net of amortization                          3,718          3,086
  Excess of cost over fair value of net assets
    acquired, at amortized cost                                       11,053         13,202
  Notes receivable - related parties                                       8            676
  Due from related parties                                               841             --
  Other                                                                1,814          1,364
                                                                   ---------      ---------
                                                                      17,434         18,328
                                                                   ---------      ---------
                                                                  $  105,463     $  113,788
                                                                   =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      1999           1998
                                                                      ----           ----

CURRENT LIABILITIES
  Checks in process of collection                                 $    1,884     $    1,682
  Current maturities of long-term debt                                 2,252          7,824
  Accounts payable                                                     2,224          2,141
  Accrued salaries                                                     1,530          1,403
  Accrued interest                                                     4,171          4,174
  Accrued expenses                                                       831            854
  Due to related parties                                                 400            280
  Customer prepayments                                                 9,027          8,343
                                                                   ---------      ---------
       Total Current Liabilities                                      22,319         26,701
                                                                   ---------      ---------

LONG-TERM DEBT                                                       144,331        134,526
                                                                   ---------      ---------

DEFERRED INCOME TAXES                                                    794          4,905
                                                                   ---------      ---------

ACCRUED SELF-INSURANCE LIABILITY                                         320            330
                                                                   ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common; $.001 par value; authorized 20,000,000
    shares; issued June 30, 1999 and 1998,
    14,291,020 shares                                                     14             14
  Common stock purchase warrants                                       1,227          1,227
  Additional paid-in capital                                          27,279         27,279
  Retained earnings (deficit)                                         (2,747)         6,880
                                                                   ---------      ---------
                                                                      25,773         35,400

  Treasury stock, at cost; 12,726,970 shares                         (88,074)       (88,074)
                                                                   ---------      ---------
                                                                     (62,301)       (52,674)
                                                                   ---------      ---------

                                                                  $  105,463     $  113,788
                                                                   =========      =========

See Notes to Consolidated Financial Statements




                           ALL STAR GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1999           1998           1997
                                                        ----           ----           ----
OPERATING REVENUE                                    $   79,537     $   86,510     $   94,543

COST OF PRODUCT SOLD                                     36,583         42,416         53,075
                                                      ---------      ---------      ---------

GROSS PROFIT                                             42,954         44,094         41,468
                                                      ---------      ---------      ---------

OPERATING COSTS AND EXPENSES
  Provision for doubtful accounts                           227            342            483
  General and administrative                             29,264         29,745         27,638
  Depreciation and amortization                           9,359          9,334          6,867
  (Gain) loss on sale of assets                            (547)          (340)           732
                                                      ---------      ---------      ---------
                                                         38,303         39,081         35,720
                                                      ---------      ---------      ---------
OPERATING INCOME                                          4,651          5,013          5,748
                                                      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
  Interest expense                                      (11,713)       (11,391)       (10,605)
  Amortization of debt discount                          (7,762)        (6,796)        (6,140)
  Gain on SYN/Myers Transaction                              --             --         16,922
  Restructuring proposal costs                               --           (910)        (1,903)
                                                      ---------      ---------      ---------
                                                        (19,475)       (19,097)        (1,726)
                                                      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (14,824)       (14,084)         4,022

PROVISION (CREDIT) FOR INCOME TAXES                      (5,197)        (4,130)         1,800
                                                      ---------      ---------      ---------

NET INCOME (LOSS)                                    $   (9,627)    $   (9,954)   $     2,222
                                                      =========      =========      =========

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                                   $     (6.16)   $     (6.36)   $      1.41
                                                      ==========     ==========     ==========

See Notes to Consolidated Financial Statements




                          ALL STAR GAS CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                               (IN THOUSANDS)

                                             Common                                              Total
                                              Stock     Additional                           Stockholders'
                                 Common     Purchase     Paid-In     Retained    Treasury       Equity
                                 Stock      Warrants      Capital    Earnings      Stock        (Deficit)
                                 ------     --------    ----------   --------    --------     -----------
BALANCE, JUNE 30, 1996         $       14  $    1,227   $   27,279  $   14,612  $  (87,975)  $   (44,843)

TREASURY STOCK
  PURCHASE                             --          --           --          --         (99)          (99)

NET INCOME                             --          --           --       2,222          --         2,222
                                ---------   ---------    ---------   ---------   ---------     ---------

BALANCE, JUNE 30, 1997                 14       1,227       27,279      16,834     (88,074)      (42,720)

NET LOSS                               --          --           --      (9,954)         --        (9,954)
                                ---------   ---------    ---------   ---------   ---------     ---------

BALANCE, JUNE 30, 1998                 14       1,227       27,279       6,880     (88,074)      (52,674)

NET LOSS                               --          --           --      (9,627)         --        (9,627)
                                ---------   ---------    ---------   ---------   ---------     ---------

BALANCE, JUNE 30, 1999         $       14  $    1,227   $   27,279  $   (2,747) $  (88,074)  $   (62,301)
                                =========   =========    =========   =========   =========     =========

See Notes to Consolidated Financial Statements



                          ALL STAR GAS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                               (IN THOUSANDS)

                                                                 1999           1998           1997
                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $   (9,627)    $   (9,954)    $    2,222
  Items not requiring (providing) cash:
    Depreciation                                                  7,326          7,384          5,467
    Amortization                                                  9,795          8,746          7,540
    Gain on sale of assets and
      SYN/Myers transaction                                        (547)          (340)       (16,190)
    Deferred income taxes                                        (4,099)        (2,597)          (750)
  Changes in:
    Trade receivables                                               594             91           (982)
    Inventories                                                   2,078            372           (905)
    Prepaid expenses and other                                   (1,509)           937           (644)
    Due from related parties                                         --             --          1,163
    Accounts payable and customer prepayments                       730          1,584          2,392
    Accrued expenses and self-insurance                             477           (581)        (1,015)
                                                             ----------     ----------     ----------
       Net cash provided by (used in) operating activities        5,218          5,642         (1,702)
                                                             ----------     ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of retail service centers and
    other assets                                                  3,131          2,821          2,476
  Receipts on sales of retail outlets previously accrued             --             --          3,002
  Proceeds from SYN/Myers transaction                                --             --         18,000
  Acquisition of retail service centers                            (601)        (4,435)        (5,248)
  Purchases of property and equipment                            (3,645)        (7,187)        (7,733)
  Advances from (to) related parties                               (721)           378             --
                                                              ----------     ---------      ---------
     Net cash provided by (used in) investing activities         (1,836)        (8,423)        10,497
                                                              ----------     ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in working capital facility            $     (294)    $    4,500     $   (5,839)
  Principal payments on purchase obligations                     (3,578)        (2,355)        (1,362)
  Proceeds on long-term debt obligations                            695            252             --
  Increase (decrease) in checks in process of collection            202            316         (1,428)
  Principal payment on subordinated debentures                      (13)            --             --
  Purchase of treasury stock                                         --             --            (99)
                                                              ----------     ---------      ---------
       Net cash provided by (used in) financing activities       (2,988)         2,713         (8,728)
                                                              ----------     ---------      ---------

INCREASE (DECREASE) IN CASH                                         394            (68)            67

CASH, BEGINNING OF YEAR                                             897            965            898
                                                              ---------      ---------      ---------
CASH, END OF YEAR                                            $    1,291     $      897     $      965
                                                              =========      =========      =========

See Notes to Consolidated Financial Statements




                           ALL STAR GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

NATURE OF OPERATIONS

   The Company's principal operation is the sale of liquefied propane (LP) gas. Most of the Company's customers are owners of residential single or multifamily dwellings who make periodic purchases on unsecured credit. Such customers are located throughout the United States with the larger number concentrated in the central and western states and along the Pacific coast.

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

INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30, the inventories were:

                                                                   1999           1998
                                                                   ----           ----
                                                                      (In Thousands)
    Gas and other petroleum products                              $    2,003     $    3,495
    Gas distribution parts, appliances and equipment                   2,770          3,490
                                                                   ---------      ---------

                                                                  $    4,773     $    6,985
                                                                   =========      =========

PROPERTY AND EQUIPMENT

   Depreciation is provided on property and equipment on the straight-line method over estimated useful lives of 3 to 33 years.

INCOME TAXES

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

AMORTIZATION

   Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the 1994 senior secured note costs (originally $5,143,000) are amortized over ten years; and the costs of the 1999 revolving credit facility (originally $1,279,000) are amortized over three years.

   Amortization of discounts on debentures and notes (Note 4) is on the effective interest, bonds outstanding method.

   The majority of the excess of cost over fair value of net assets acquired relates to a transaction originating prior to July 1, 1994, and is being amortized on the straight-line basis over 25 years. Excess of cost over fair value of net assets on subsequent acquisitions is amortized on the straight-line basis over 5 years.

INCOME (LOSS) PER COMMON SHARE

   Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,564,050, 1,564,050 and 1,572,902 for each of the periods ended June 30, 1999, 1998 and 1997, respectively.

FUTURES CONTRACTS AND PURCHASE COMMITMENTS

   The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LP gas inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. The Company also routinely makes purchase commitments for the delivery of LP gas inventories, particularly during its peak winter selling season. At June 30, 1999 and 1998, the Company had approximately $872,000 and $9.0 million, respectively, in outstanding commitments to purchase LP gas for inventory. As of June 30, 1999, the Company had no open positions on futures contracts and at June 30, 1998, the Company's open positions on futures contracts were immaterial.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

   During the year ended June 30, 1999, the Company adopted SFAS 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.

   During the year ended June 30, 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

   During the year ended June 30, 1999, the Company adopted SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans.

   The FASB recently adopted SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be applied retroactively. The effects of adoption of SFAS 133 on the Company's financial statements are not determinable currently. The Company expects to initially adopt SFAS 133 for fiscal year 2001.

SEGMENT INFORMATION

   The principal business of the Company is the sale of liquefied propane
(LP) gas. The Company has no significant assets other than those used in its principal business. The LP gas operation is the Company's only reportable segment. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.


NOTE 2:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

   The Company has suffered recurring losses from operations, has net working capital and stockholders' equity deficiencies and the annual cash interest requirement on its $127,200,000 Senior Secured Notes increases from 7% to 127/8% in fiscal year 2000. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. These include the ongoing plan of strategic geographic consolidation of service centers, disposing of nonstrategic or marginal locations and merging small acquisitions into existing markets, and an overall campaign to reduce general and administrative expenses. The Company is also exploring various long-term financing and recapitalization alternatives. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.


NOTE 3:  RELATED PARTY TRANSACTIONS

   During 1999, 1998 and 1997, the Company has purchased $250,000, $189,000 and $286,000, respectively, of paint from a corporation owned by the spouse of the Company's principal shareholder.

   Beginning July 1, 1994, the Company entered into a seven-year services agreement with a related party to provide data processing and management information services to the Company. For the year ended June 30, 1997, prior to cancellation, total expenses related to this services agreement were $500,000.

   In December 1996, the Company and Northwestern Growth Corporation (NGC) completed an agreement for the sale of the Company's interest in SYN Inc. and Myers Acquisition Company (Myers) and the modification and termination of certain agreements between NGC, SYN Inc. and Myers on the one hand and the Company on the other hand. The agreement resulted in the termination of the Management Agreement and a payment of $18 million to the Company resulting in a gain reflected in the statement of operations of $16.9 million, which is net of transaction and other costs and fees.

   The Company received payments of $1.7 million related to management fees and overhead reimbursement from SYN Inc. for the year ended June 30, 1997.

   During the year ended June 30, 1998, the Company purchased $20.8 million of LP gas on behalf of SYN Inc. and Myers that was transferred at cost.

   In December 1996, the Company acquired a 10% ownership interest in Propane Resources Transportation, Inc. (PRT). In December 1996, the Company issued a long-term mortgage obligation of $1.1 million for the purchase of certain transport equipment from SYN Inc. This equipment was then sold to PRT for a $1.1 million long-term note receivable. The balance of this note receivable was $0 and $661,000 at June 30, 1999 and 1998, respectively. PRT provided transport services for a portion of the Company's propane delivery needs resulting in freight charges paid to PRT during 1999, 1998 and 1997 of $773,000, $768,000 and $1.4 million, respectively.

   During the year ended June 30, 1997, the Company acquired a 39% interest in Propane Resources Supply and Marketing, LLC (PRSM) for $263,000. The Company's investment is stated at amortized cost plus equity in the affiliate's undistributed net income since acquisition. The Company sells LP gas to PRSM on a regular basis. The Company paid consulting fees of $150,000, $200,000 and $117,000 to PRSM during 1999, 1998 and 1997, respectively.

   In October 1997, the Company acquired Red Top Gas, a retail LP distributor owned by a party related to the principal shareholder, for $6,333,000. Prior to the acquisition, the Company sold LP gas to this party.

   At June 30, 1999 and 1998, the Company has invested $134,000 along with certain key employees in real estate partnerships as special limited partners for tax credit allocation purposes.

   In 1998, the Company entered into an operating lease with the principal shareholder for an aircraft. The lease requires $95,000 in annual payments for a term of three years that began in January 1998.

   At June 30, 1999, the Company had advances of $841,000 to Tres Hombres, Inc. (see Note 15).

   In 1999, the principal shareholder loaned the Company amounts totaling $3.4 million, bearing interest at a rate of 12%, with terms ranging from 7 days to 6 months. At June 30, 1999, the balance of these obligations was $400,000.


NOTE 4:  LONG-TERM DEBT

   Long-term debt at June 30 consisted of (In Thousands):

                                                                    1999           1998
                                                                    ----           ----
   Working capital facility, due 2002 (A)                         $   4,756      $       --
   Working capital facility (B)                                          --           5,050
   127/8% Senior Secured Notes, due 2004 (C)                        127,200         127,200
   9% Subordinated Debentures, due 2007 (D)                           9,729           9,746
   Purchase contract obligations and capital leases (E)               9,975          12,552
                                                                   --------       ---------
                                                                    151,660         154,548
   Less unamortized discounts                                         5,077          12,198
                                                                   --------       ---------
                                                                    146,583         142,350
   Less current maturities                                            2,252           7,824
                                                                   --------       ---------

                                                                  $ 144,331      $  134,526
                                                                   ========       =========


(A) The working capital facility was provided by a commercial financing entity in March 1999. All of the Company's receivables and inventories are pledged as collateral to the agreement which contains covenants concerning reporting, EBITDA, tangible net worth and fixed charge coverage ratio requirements, and debt and certain dividend restrictions. At June 30, 1999, the Company was not in compliance with the facility's reporting and tangible net worth covenants. The Company has received a waiver of this noncompliance from the creditor.

     The facility provides for borrowing up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limits the Company's total borrowings to 85% of eligible accounts receivable and 55% of eligible inventory. The facility bears interest at the greater of 7.75% or the reference rate (prime) plus 4% (currently 12.42%). The agreement provides for payment of a $150,000 funding fee on the anniversary date of the loan each year.

(B) The working capital facility, prior to March 1999, was provided to the Company in June 1994 in conjunction with the offering of the 127/8% Senior Secured Notes, due 2004. All of the Company's receivables and inventories were pledged to the agreement which contained tangible net worth, capital expenditures, interest coverage ratio, debt and certain dividend restrictions. These dividend restrictions prohibited the Company from paying common stock cash dividends.

     The facility provided for borrowings up to $15 million, subject to a sufficient borrowing base. The borrowing base generally limited the Company's total borrowings to 85% of eligible accounts receivable and 52% of eligible inventory. The facility bore interest at either 1.5% over prime or 3.0% over the LIBOR rate and provided for a commitment fee of .375% per annum of the unadvanced portion of the commitment.

(C) The notes were issued June 1994 at a discount and require interest payments at 7% through July 15, 1999, and at 127/8% thereafter. The notes are redeemable at the Company's option. The original principal issued may be redeemed, as a whole or in part, at 106.438% of the principal amount through July 15, 2000, and at declining percentages thereafter. The notes are guaranteed by the subsidiaries of the Company and secured by the common stock of the restricted subsidiaries of the Company.

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

(D) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value.

     The original principal amount of debentures issued was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest, bonds outstanding method.

(E) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering trucks and data processing equipment. At June 30, 1999 and 1998, these obligations carried interest rates from 7% to 11% and are due periodically through 2006.

   Aggregate annual debt service requirements (in thousands) of the long-term debt outstanding at June 30, 1999, are:

                                                                Total
                                Principal      Interest      Debt Service
                                ---------      --------      -------------

          2000                  $    2,252     $   14,202     $   16,454
          2001                       2,149         17,771         19,920
          2002                       6,258         17,642         23,900
          2003                       1,267         17,532         18,799
          2004                     127,919         17,474        145,393
       Thereafter                   11,815          2,798         14,613
                                 ---------      ---------      ---------
                                $  151,660     $   87,419     $  239,079
                                 =========      =========      =========


NOTE 5:  INCOME TAXES

   The provision (credit) for income taxes includes these components:

                                              1999           1998          1997
                                              ----           ----          ----
                                                       (In Thousands)
  Taxes currently payable (refundable)    $   (1,098)    $   (1,533)    $    2,550
  Deferred income taxes                       (4,099)        (2,597)          (750)
                                           ---------      ---------      ---------
                                          $   (5,197)    $   (4,130)    $    1,800
                                           =========      =========      =========


   The tax effects of temporary differences at June 30, 1999 and 1998, related to deferred taxes were:

                                                                    1999           1998
                                                                    ----           ----
                                                                       (In Thousands)
  Deferred Tax Assets
    Allowance for doubtful accounts                               $      191     $      274
    Accounts receivable advance collections                               36             11
    Self-insurance liabilities and contingencies                       1,247            930
    Original issue discount                                           10,046          7,497
    Net operating loss carryforwards                                   2,864            381
    Alternative minimum tax credit carryforwards                       2,200          3,000
                                                                   ---------      ---------
                                                                      16,584         12,093

  Deferred Tax Liability

    Accumulated depreciation and tax cost differences                (17,078)       (16,686)
                                                                   ---------      ---------

       Net deferred tax liability                                 $     (494)    $   (4,593)
                                                                   =========      =========

   The above net deferred tax liability is presented on the June 30 balance sheets as follows:

                                                                    1999           1998
                                                                    ----           ----
                                                                       (In Thousands)

  Deferred Tax Assets (Liabilities)

    Deferred tax asset - current                                  $      300      $      312
    Deferred tax liability - long-term                                  (794)         (4,905)
                                                                   ---------       ---------

       Net deferred tax liability                                 $     (494)     $   (4,593)
                                                                   =========       =========


   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                    1999            1998          1997
                                                    ----            ----          ----
                                                               (In Thousands)
Computed at the statutory rate (34%)               $   (5,040)    $   (4,789)    $    1,367
Increase (decrease) resulting from:
  Amortization of excess of cost over
    fair value of net assets acquired                     389            386            268
  State income taxes - net of federal tax benefit        (280)           (96)            90
  Nondeductible travel costs and other expenses            31             28             87
  Other                                                  (297)           341            (12)
                                                    ---------      ---------      ---------

    Actual tax provision (credit)                  $   (5,197)    $   (4,130)    $    1,800
                                                    =========      =========      =========


   At June 30, 1999, the Company had approximately $2.2 million of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date. The Company also has unused operating loss carryforwards of $7.8 million, which expire in the years 2018 and 2019.


NOTE 6:  SELF-INSURANCE AND CONTINGENCIES

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

   The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 1999 and 1998. The current portion of the ending liability of $400,000 and $500,000 at June 30, 1999 and 1998, respectively, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

   The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program and other business related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

   The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $816,000, $700,000 and $492,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

   The Company and its subsidiaries are presently involved in other various federal and state tax audits which are not expected to have a material adverse effect on the Company's financial position or results of operations.


NOTE 7:  STOCK OPTIONS AND WARRANTS

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

   The table below summarizes transactions under the Company's stock option plan:

                                                Number of Shares
                                                ----------------

  Balance, June 30, 1997                              672,126
    Granted ($7.00 per share)                         104,000
    Forfeited                                        (192,100)
                                                    ---------
  Balance, June 30, 1998                              584,026
    Granted ($7.00 per share)                         154,404
    Forfeited                                        (237,730)
                                                    ---------

  Balance, June 30, 1999                              500,700
                                                    =========

   Options outstanding at June 30, 1999, have a weighted-average remaining contractual life of approximately 7 years with 273,218 options currently exercisable at a price of $7.00 per share.

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

   The table below summarizes warrant activity of the Company:

                                                            Number        Exercise
                                                           of Shares        Price
                                                           ---------      --------
           Issued                                             175,536     $.01
                                                           ----------

           Balance at June 30, 1999 and 1998                  175,536     $.01
                                                           ==========


NOTE 8:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)


                                                    1999           1998           1997
                                                    ----           ----           ----
NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable from sale of retail service
    center                                              $207             --             --
  Purchase contract obligations incurred for
    business acquisitions                                 --         $7,115         $5,463
  Capital lease obligations incurred for
    property and equipment                              $232           $328             --


ADDITIONAL CASH PAYMENT INFORMATION
  Interest paid                                      $11,762        $11,406        $11,156
  Income taxes paid (refunded), net                  $(1,486)         $(842)        $3,361



NOTE 9:  EMPLOYEE BENEFIT PLAN

   The Company has a defined contribution retirement plan covering substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 1999, 1998 or 1997.


NOTE 10:  OPERATING LEASES

   Noncancelable operating leases, which cover office space and various equipment, expire in various years through 2005. These leases generally contain renewal options for periods ranging from 1 to 5 years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

   Future minimum lease payments (in thousands) at June 30, 1999, were:

2000                                            $       253,260
2001                                                    219,838
2002                                                    186,388
2003                                                    155,588
2004                                                    151,088
Thereafter                                               99,872
                                                  -------------

Future minimum lease payments                   $     1,066,034
                                                  =============


NOTE 11:    RESTRUCTURING PROPOSAL COSTS

   During the year ended June 30, 1998, the Company was considering a proposal to restructure its debt and equity. The Company abandoned the proposal and has expensed the related costs of $910,000 and $1.9 million during the years ended June 30, 1998 and 1997, respectively.


NOTE 12:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

ESTIMATES

   Significant estimates related to self-insurance, goodwill amortization, litigation, collectibility of receivables and income tax assessments are discussed in Notes 1 and 6. Actual losses related to these items could vary materially in the near term from amounts reflected in the financial statements.

YEAR 2000 ISSUE

   Like all entities, the Company is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.


NOTE 13:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   At June 30, 1999 and 1998, the Company's financial instruments consist of cash, trade receivables and payables, receivables from related parties and long-term debt. The following methods were used to estimate the fair value of financial instruments:

RECEIVABLES FROM RELATED PARTIES

   It was not practicable to estimate the fair value of receivables from related parties. The amounts reflected in the balance sheet at June 30, 1999 and 1998, are advances from the Company to various related parties.

LONG-TERM DEBT

   Fair value of long-term debt is estimated based on the trading prices of the Company's primary debt issuance. The fair value of the other debt approximates carrying value as other debt consists of multiple mortgage obligations and debentures and the working capital facility with interest rates approximating rates currently available to the Company.

   The carrying amounts and fair values of these financial instruments at June 30 are as follows (in thousands):

                                      1999                      1998
                              --------------------      ---------------------
                               Carrying     Fair        Carrying      Fair
                                Amount      Value        Amount      Value
Financial Assets:
  Cash                           $1,291      $1,291         $897        $897

Financial Liabilities:
  Senior Secured
    Notes due 2004             $126,183     $94,764     $119,248    $109,392
  Other long-term debt          $19,746     $19,746      $22,573     $22,573


NOTE 14:   BUSINESS ACQUISITIONS

   During the year ended June 30, 1999, the Company acquired one LP gas operation through an asset purchase transaction for a total of $675,000, of which $590,000 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. During the year ended June 30, 1998, the Company acquired four LP gas operations through two asset purchase transactions and two stock purchase transactions for a total of $12.1 million, of which $5.1 million was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. Each of these acquisitions has been accounted for as a purchase by recording the assets acquired and the liabilities assumed at their estimated fair values at the acquisition date. Amounts paid above these fair values are recorded as excess of cost over fair value of net assets acquired. The consolidated operations of the Company include the operations of the acquirees from the acquisition dates. Unaudited pro forma consolidated operations assuming the purchases were made at the beginning of the previous and current years are shown below:

                                         1999           1998
                                         ----           ----
                                             (In Millions)

  Net sales                              $79.5           $87.5

  Net loss                               $(9.6)          $(9.9)

   The pro forma results are not necessarily indicative of what would have occurred had the acquisitions been on those dates, nor are they necessarily indicative of future operations.


NOTE 15:   SUBSEQUENT EVENT

   Effective July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain substantially owned by the principal shareholder of the Company. The transaction was consummated through an exchange of voting common stock and is being accounted for in a manner similar to a pooling of interests. Unaudited pro forma consolidated operations assuming the acquisition was made at the beginning of the previous and current years are shown below. Pro forma disclosures for 1997 are not presented as the information necessary to compute the pro forma amounts is not available.

                                         1999           1998
                                         ----           ----
                                         (In Millions Except
                                           Per Share Data)

Net sales                                $83.7           $91.1

Net loss                                 $(9.9)         $(10.2)

Basic and diluted loss
  per common share                       $(6.23)         $(6.42)





      Independent Accountants' Report on Financial Statement Schedules
      ----------------------------------------------------------------


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    In connection with our audit of the consolidated financial statements of ALL STAR GAS CORPORATION for each of the three years in the period ended June 30, 1999, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                       BAIRD, KURTZ & DOBSON





Springfield, Missouri
August 13, 1999




              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                               (IN THOUSANDS)


                                    Balance at      Charges to       Amount                  Balance at
                                    Beginning        Costs and      Written                    End of
         Description                 of Year         Expenses         Off          Other        Year
         -----------                ----------      -----------     --------       -----     ----------
  Valuation accounts
   deducted from
   assets to which
   they apply - for
   doubtful accounts
   receivable:
     June 30, 1999                   $844             $227          $545          $3(A)        $526
                                                                                $(3)(B)
     June 30, 1998                   $899             $342          $475         $96(A)        $844
                                                                               $(18)(B)
     June 30, 1997                   $722             $483          $369         $83(A)        $899
                                                                               $(20)(B)

(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.