Form 10-Q
period 1999-09-30
ALL STAR GAS CORP
filed 1999-11-18
CIK 922404

============================================================================

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1999
                      COMMISSION FILE NUMBER 1-6537-3


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of October 31, 1999 was 1,586,915.

=============================================================================



                      PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SEPTEMBER 30, 1999     JUNE 30, 1999
                                                       (UNAUDITED)           RESTATED
ASSETS

Current Assets
     Cash                                                    $889            $1,323
     Trade receivables - Net                                5,137             4,262
     Inventories                                            6,221             4,854
     Prepaid Expense                                        1,154               974
     Refundable Income Taxes                                3,464               749
     Deferred Income Taxes                                    300               300
                                                      ------------    --------------

         Total Current Assets                              17,165            12,462
                                                      ------------    --------------

Property, Plant and Equipment                             120,394           120,802
     Less Accumulated Depreciation                         44,490            43,378
                                                      ------------    --------------

         Fixed Assets - Net                                75,904            77,424
                                                      ------------    --------------

Other Assets
     Debt Acquisition Costs - Net                           3,458             3,718
     Excess of Cost Over Fair Value of Net Assets
         Acquired - Net                                    10,751            11,261
     Other                                                  1,926             2,110
                                                      ------------    --------------

         Total Other Assets                                16,135            17,089
                                                      ------------    --------------

Total Assets                                             $109,204          $106,975
                                                      ============    ==============



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           SEPTEMBER 30, 1999   JUNE 30, 1999
                                                              (UNAUDITED)         RESTATED
                                                              ----------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current Maturities of Long-Term Debt                           $2,250           $2,252
     Accounts Payable and Accrued Expenses                          27,194           21,460
                                                        -------------------    -------------

         Total Current Liabilities                                  29,444           23,712

Long-Term Debt                                                     147,335          145,458
Deferred Income Taxes                                                  776              794
Accrued Self-Insurance Liability                                       340              320
                                                        -------------------    -------------

         Total Liabilities                                         177,895          170,284
                                                        -------------------    -------------

Stockholders' Equity (Deficit)
     Common; $.001 Par Value; Authorized 20,000,000
         Shares, Issued - 14,291,020 Shares                             14               14
     Common Stock Purchase Warrants                                  1,227            1,227
     Additional Paid-In Capital                                     27,119           27,119
     Retained Earnings (Deficit)                                    (9,137)          (3,755)
                                                        -------------------    -------------
                                                                    19,223           24,605

Treasury Stock at Cost
     September 30, 1999 and June 30, 1999 -
         12,704,105 Shares                                        (87,914)         (87,914)
                                                        -------------------    -------------

Total Stockholders' Equity (Deficit)                              (68,691)         (63,309)
                                                        -------------------    -------------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                                $109,204         $106,975
                                                        ===================    =============


See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               1998
                                                              1999            Restated
                                                              ----            --------
Operating Revenue                                             $ 13,244         $ 13,107
Cost of Product Sold                                             6,451            5,848
                                                       ----------------    -------------

     Gross Profit                                                6,793            7,259
                                                       ----------------    -------------

Operating Costs and Expenses
     General and Administrative                                  7,824            7,942
     Depreciation and Amortization                               2,675            2,442
     Gain on Sale of Assets                                      (347)            (349)
                                                       ----------------    -------------

                                                                10,152           10,035
                                                       ----------------    -------------

Operating Loss                                                 (3,359)          (2,776)
                                                       ----------------    -------------

Other Expense
     Interest Expense, Net                                     (4,372)          (2,831)
     Amortization of Debt Discount and
         Expense                                                 (352)          (1,845)
                                                       ----------------    -------------

                                                               (4,724)          (4,676)
                                                       ----------------    -------------

Loss Before Income Taxes                                       (8,083)          (7,452)

Credit for Income Taxes                                        (2,700)          (2,755)
                                                       ----------------    -------------

Net Loss                                                      $(5,383)         $(4,697)
                                                       ================    =============

Basic and Diluted Loss Per Common Share
                                                               $(3.39)          $(2.96)
                                                       ================    =============



See Notes to Condensed Consolidated Financial Statements.



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                                       1998
                                                                         1999         Restated
                                                                         ----         --------
Cash Flows From Operating Activities
     Net Loss                                                         $(5,383)        $(4,697)
     Items not requiring (providing) cash
         Depreciation                                                    1,892           1,873
         Amortization                                                    1,135           2,414
         Gain on sale of assets                                          (347)           (349)
         Deferred income taxes                                            (18)         (1,816)
     Changes In:
         Trade receivables                                               (714)            (28)
         Inventories                                                   (1,398)         (1,109)
         Prepaid expense & other                                         (307)            (41)
         Accounts payable & accrued expenses                              825             549
                                                                ---------------    ------------
            Net cash used in operating activities                      (4,315)         (3,204)
                                                                ---------------    ------------

Cash Flows From Investing Activities
     Purchase of property & equipment                                  (1,032)           (791)
     Acquisition of retail service centers                                 (5)           (601)
     Proceeds from sales of property and equipment                         311             116
     Disposal of retail service centers                                    999             719
     Advances from related parties                                       1,930            (19)
                                                                ---------------    ------------
     Net cash provided by (used in) investing
          activities                                                     2,203           (576)
                                                                ---------------    ------------

Cash Flows From Financing Activities
     Increase (decrease) in checks in process of collection                284           (810)
     Increase in working capital financing                               1,906           3,379
     Proceeds on long-term debt obligations                                118           1,745
     Principal payments on other long-term debt                          (630)           (776)
                                                                ---------------
                                                                                   ------------
          Net cash provided by financing activities                      1,678           3,538
                                                                ---------------    ------------

DECREASE IN CASH                                                         (434)           (242)

CASH, BEGINNING OF PERIOD                                                1,323             929
                                                                ---------------    ------------

CASH, END OF PERIOD                                                     $  889          $  687
                                                                ===============    ============

See Notes to Condensed Consolidated Financial Statements



                 ALL STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the Company) was founded in 1963 and through its subsidiaries has been in operation for over 34 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers. As of the last fiscal year, the Company provided service to approximately 112,000 customers in 19 states through 122 retail service centers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1999, and the consolidated results of its operations and cash flows for the periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1999, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company has suffered recurring losses from operations, has net working capital and stockholders' equity deficiencies and the annual cash interest requirement on its $127,200,000 Senior Secured Notes increased from 7% to 12 7/8% on July 16, 1999. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. These include the ongoing plan of strategic geographic consolidation of service centers, disposing of nonstrategic or marginal locations and merging small acquisitions into existing markets, and an overall campaign to reduce general and administrative expenses. The Company is also exploring various long-term financing and recapitalization alternatives. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

(3)      BUSINESS ACQUISITION

         Effective July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain controlled by the Company's principal shareholder, in a transaction was accounted for in a manner similar to a pooling of interests. The Company issued 22,865 shares of stock previously held in Treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. The consolidated balance sheets as of June 30, 1999 and the consolidated statements of operations and cash flows for the three months ended September 30, 1998 have been retroactively restated to reflect the operations of Tres Hombres, Inc., which resulted in an increase in net loss for 1998 of $258,255.

(4)      SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $101.0 million with a $250,000 self-insured retention for general and excess liability losses with a $1 million aggregate cap. The Company's combined auto and workers' compensation coverage is fully insured with no self-insured retention. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

         The Company and its subsidiaries are defendants in other various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

         The Company and its subsidiaries are presently involved in other various federal and state tax audits, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

(5)      RELATED PARTY TRANSACTIONS

         During the three months ending September 30, 1999, the Company received advances bearing interest at a rate of 12% from its principal shareholder totaling $1,054,296. At September 30, 1999, the balances of these obligations and other prior loan agreements are $3,359,773.

(6)      ACCOUNTING FOR DERIVATIVES

         There has been no change since June 30, 1999 in the Company's treatment of commodity futures contracts. As of September 30, 1999, the Company had no open positions on futures contracts.

(7)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of September 30, 1999 and 1998 (restated).

(8)      ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

         The Company continues to pursue growth and improved results through the acquisition of retail service centers in its market area and the disposition of service centers in accordance with its overall marketing plan. During the three months ended September 30, 1999, the Company, through its unrestricted subsidiary, acquired one retail service center and disposed of two retail service centers. The Company expended $5,000 in cash and incurred a $389,000 liability related to a mortgage and a noncompete agreement to acquire this business and received $1,250,000 in cash and $50,000 was placed in an escrow deposit for the service center dispositions. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transactions and the seasonal nature of the business.

         Subsequent to the end of the quarter, the Company disposed of its Texas and Louisiana retail centers at a gain. The retail centers disposed of accounted for approximately 7%, 6% and 5% of sales volume for the quarters ended September 30, 1999 and 1998 and for the year ended June 30, 1999, respectively. At June 30, 1999, the carrying value of the retail centers disposed of was approximately 4% of total assets.

(9)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                                                              1998
                  Additional Cash Payment Information                         1999          Restated
                  -----------------------------------                         ----          --------

                  Interest Paid                                               $4,800         $4,858
                  Income Taxes Paid (net of refunds)                             $14           $(15)

                  Noncash Investing and Financing Activities
                  -------------------------------------------

                  Mortgage obligations incurred on the acquisition of
                       retail service center                                    $389            $75
                  Note receivable from sale of retail
                       service center                                            --            $207


(10)     FUTURE LIQUIDITY NEEDS

         Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increased from 7% to 12 7/8% on July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                               SEPTEMBER 30                      JUNE 30
                                                           1998             1999          1998
                                            1999         RESTATED         RESTATED       RESTATED
                                            ----         --------         --------       --------

Total long-term debt (including current
     maturities)                           $149,585     $149,848          $147,710      $143,709

Working Capital (deficit)                 $(12,279)     $(17,753)         $(11,250)     $(14,802)

Current Ratio                                  .58           .48               .53           .50


During the three months ended September 30, 1999, the Company incurred $389,000 of additional debt related to the acquisition of a retail service center. The remainder of the increase in long-term debt is related to an increase in the revolving credit facility of $1.9 million offset by mortgage obligation principal payments.

The changes in working capital and the resulting effects on the current ratio are due to several factors, including:

    o the balance of the revolving credit facility and its classification as long-term at September 30, 1999 and June 30, 1999;

    o the use of funds generated from the Company's prepaid product program; and

    o the tax related impact of operations affecting deferred tax assets and liabilities.

Customer prepayments, primarily related to the Company's prepaid product program, decreased $345,000 for the three months ended September 30, 1999 compared to the same period in 1998. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers.

The Company decided to utilize its 30 day grace period for the payment of the $4.5 million interest payment due on July 15, 1999 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company experienced a cash shortage due to the unusually warm weather and lower petroleum prices that caused a decrease in customer demand for pre-paid gas contracts. The interest payment was made through the use of operating cash flows, available borrowings on its working capital facility and loans from its principal shareholder. At September 30, 1999, the Company was in violation of certain financial performance covenants contained in the revolving credit facility. These violations have been waived by the lender.

The Company has net working capital and stockholders' equity deficiencies. The Company is considering several alternatives for mitigating these conditions during the year, which include exploring financing and recapitalization alternatives. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the renovation of an existing building that was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

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

This discussion of the impact of the Year 2000 is a Year 2000 readiness disclosure within the meaning of the Year 2000 Readiness Disclosure Act.

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

RESULTS OF OPERATIONS

Due to the seasonal nature of its business, the Company usually realizes an operating loss in the first quarter of its fiscal year. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the periods ended September 30, 1999 and 1998 (restated) and the year ended June 30, 1999 (restated in thousands).


                                                              THREE
                                               THREE          MONTHS
                                               MONTHS          ENDED       YEAR ENDED
                                               ENDED         9/30/98       6/30/99
                                              9/30/99        (RESTATED)   (RESTATED)
                                              -------        ----------   ----------

Propane Gallons Sold
     (Bulk and Bottle)                          13,417         13,844        90,381

Revenues:
     Propane                                  $ 10,222       $ 10,342       $71,992
     Gas systems, appliances and other
         fuels                                     879            799         3,741
     Other                                       2,143          1,966         7,967

Gross Profit:
     Propane                                     4,732          5,417        37,925
     Gas systems, appliances and other
         fuels                                     282            255         1,225
     Other                                       1,779          1,587         6,634


Volumes. Retail volumes of propane sold decreased 3.1% in the three months ended September 30, 1999 compared to the same period ended September 30, 1998 due to sales of retail service centers during the previous fiscal year. Comparing stores that were operated by the Company during both 1999 and 1998, volumes increased .27%.

Revenues. Operating revenues increased slightly in the three months ended September 30, 1999 compared to the same period in 1998. Offsetting the decrease in volumes discussed above, sales prices per gallon increased 6.7% in the three months ended September 30, 1999 compared to 1998. Other sales, including gas systems, appliances and other fuels, increased but had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. The Company's gross profit decreased 6.4% in the three months ended September 30, 1999 compared to the same period in 1998, due to the decline in volumes noted above and a decline in margins of 3.8(cent) per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense for the three months ended September 30, 1999 decreased $118,000 over the same period in 1998. Insurance expense and liability claims increased $141,000 primarily due to more claims incurred. This increase was offset by a decrease in salaries and employee benefits of $100,000 and a decrease in rent and maintenance costs of the Company's facilities and equipment of $96,000. In addition, office expenses and other taxes and licenses decreased $60,000. These decreases are primarily due to the Company's continued downsizing, specifically at the corporate office staffing level.

Depreciation and amortization. Depreciation and amortization expense increased slightly for the three months ended September 30, 1999 as compared to the same period in 1998 mainly due to the increased amortization on purchased goodwill and noncompete agreements incurred through retail service center acquisitions.

Interest expense. Interest expense increased for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to the increase in the interest rate under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004 and increased balances on the Company's revolving credit facility.

Potential Impact of Future Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS 133), Accounting for Derivative Financial Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be applied retroactively. The effects of adoption of SFAS 133 on the Company's financial statements are not determinable currently. The Company expects to initially adopt SFAS 133 for the quarter ending September 30, 2000.


                        PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to Note 4 of the Condensed Consolidated Financial
Statements.

ITEMS 2, 3, 4 AND 5

No information is reportable under these sections

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.                     Description
-----------                     -----------

     (27)                Financial Data Schedule

(b)      Reports on Form 8-K

         July 15, 1999

Reviewed by Independent Certified Public Accountants

The September 30, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALL STAR GAS CORPORATION
                                          Registrant



                                          /s/ Paul S. Lindsey
                                          ----------------------------
                                          PAUL S. LINDSEY
                                          PRESIDENT AND CEO



DATE:  November 15, 1999



                      Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of September 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ALL STAR GAS CORPORATION as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 13, 1999, on those consolidated financial statements, we expressed an unqualified opinion that also contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999, before restatement for the matter discussed in Note 3, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                   /s/ BAIRD, KURTZ & DOBSON

Springfield, Missouri
November 2, 1999