Form 10-Q
period 1999-12-31
ALL STAR GAS CORP
filed 2000-02-14
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          MISSOURI                                          43-1494323
-------------------------------                        ------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of January 31, 2000 was 1,586,915.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                      December 31, 1999          June 30, 1999
                                                         (Unaudited)               Restated
                                                      -----------------          -------------
Assets

Current Assets
     Cash                                                  $  1,001                  $  1,323
     Trade receivables - Net                                  9,509                     4,262
     Inventories                                              6,486                     4,854
     Prepaid Expense                                          1,119                       974
     Refundable Income Taxes                                  3,791                       749
     Deferred Income Taxes                                      300                       300
                                                           --------                  --------

         Total Current Assets                                22,206                    12,462
                                                           --------                  --------

Property and Equipment                                      112,356                   120,802
     Less Accumulated Depreciation                           41,696                    43,378
                                                           --------                  --------

         Total Property and Equipment                        70,660                    77,424
                                                           --------                  --------

Other Assets
     Debt Acquisition Costs - Net                             3,198                     3,718
     Excess of Cost Over Fair Value of Net Assets
         Acquired - Net                                       9,168
                                                                                       11,261
     Other                                                    2,120                     2,110
                                                           --------                  --------

         Total Other Assets                                  14,486                    17,089
                                                           --------                  --------

Total Assets                                               $107,352                  $106,975
                                                           ========                  ========



                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)




                                                      December 31, 1999          June 30, 1999
                                                         (Unaudited)               Restated
                                                      -----------------          -------------


Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Current Maturities of Long-Term Debt                $   2,250              $   2,252
     Accounts Payable and Accrued Expenses                  26,972                 21,460
                                                         ---------              ---------

         Total Current Liabilities                          29,222                 23,712

Long-Term Debt                                             147,866                145,458
Deferred Income Taxes                                          776                    794
Accrued Self-Insurance Liability                               340                    320
                                                         ---------              ---------

         Total Liabilities                                 178,204                170,284
                                                         ---------              ---------

Stockholders' Equity (Deficit)
     Common; $.001 Par Value; Authorized 20,000,000
         Shares, Issued - 14,291,020 Shares
                                                                14                     14
     Common Stock Purchase Warrants                          1,227                  1,227
     Additional Paid-In Capital                             27,119                 27,119
     Retained Earnings (Deficit)                           (11,298)                (3,755)
                                                         ---------              ---------

                                                            17,062                 24,605

Treasury Stock at Cost - 12,704,105 shares                 (87,914)               (87,914)
                                                         ---------              ---------

Total Stockholders' Equity (Deficit)                       (70,852)               (63,309)
                                                         ---------              ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                       $ 107,352              $ 106,975
                                                         =========              =========


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                 Three Months Ended               Six Months Ended
                                                    December 31                      December 31
                                              ------------------------        ------------------------
                                                                1998                            1998
                                                1999          Restated          1999          Restated
                                              --------        --------        --------        --------
Operating Revenue                             $ 26,287        $ 27,260        $ 39,531        $ 40,368
Cost of Product Sold                            13,939          13,259          20,390          19,108
                                              --------        --------        --------        --------
     Gross Profit                               12,348          14,001          19,141          21,260
                                              --------        --------        --------        --------

Operating Costs and Expenses
     General and Administrative                  8,212           8,489          16,036          16,430
     Depreciation and Amortization               2,258           2,408           4,933           4,850
     (Gain) Loss on Sale of Assets                  43              (3)           (305)           (351)
                                              --------        --------        --------        --------
                                                10,513          10,894          20,664          20,929
                                              --------        --------        --------        --------
Operating Income (Loss)                          1,835           3,107          (1,523)            331
                                              --------        --------        --------        --------
Other Expense
     Interest Expense, Net                      (4,811)         (3,121)         (9,183)         (5,952)
     Amortization of Debt Discount and
         Expense                                  (352)         (1,852)           (704)         (3,698)
                                              --------        --------        --------        --------
                                                (5,163)         (4,973)         (9,887)         (9,650)
                                              --------        --------        --------        --------

Loss Before Income Taxes                        (3,328)         (1,866)        (11,410)         (9,319)

Credit for Income Taxes                         (1,167)           (530)         (3,867)         (3,285)
                                              --------        --------        --------        --------
Net Loss                                      $ (2,161)       $ (1,336)       $ (7,543)       $ (6,034)
                                              ========        ========        ========        ========
Basic and Diluted Loss Per Common Share       $  (1.36)       $   (.84)       $  (4.75)       $  (3.80)
                                              ========        ========        ========        ========

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        1998
                                                             1999     Restated
                                                           -------    --------
Cash Flows From Operating Activities
     Net Loss                                              $(7,543)   $(6,034)
     Items not requiring (providing) cash
         Depreciation                                        3,691      3,797
         Amortization                                        1,946      4,751
         Gain on sale of assets                               (305)      (351)
         Deferred income taxes                                 (18)    (1,816)
     Changes In:
         Trade receivables                                  (4,544)    (3,575)
         Inventories                                        (2,069)       748
         Prepaid expense and other                            (121)       (87)
         Accounts payable and accrued expenses                 935      1,222
                                                           -------    -------
     Net cash used in operating activities                  (8,028)    (1,345)
                                                           -------    -------

Cash Flows From Investing Activities
     Purchase of property and equipment                     (2,668)    (1,676)
     Acquisition of retail service centers                      (5)      (601)
     Proceeds from sales of property and equipment             365        286
     Disposal of retail service centers                      5,748        803
     Advances from related parties                             325        970
                                                           -------    -------
     Net cash provided by (used in) investing activities     3,765       (218)
                                                           -------    -------

Cash Flows From Financing Activities
     Checks in process of collection                         1,229        595
     Increase in working capital financing                   4,134      2,956
     Proceeds on long-term debt obligations                    118      1,684
     Principal payments on other long-term debt             (1,540)    (2,718)
                                                           -------    -------
     Net cash provided by financing activities               3,941      2,517
                                                           -------    -------

INCREASE (DECREASE) IN CASH                                   (322)       954

CASH, BEGINNING OF PERIOD                                    1,323        929
                                                           -------    -------

CASH, END OF PERIOD                                        $ 1,001    $ 1,883
                                                           =======    =======

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


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

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1999, and the condensed consolidated results of its operations and cash flows for the periods ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1999, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted.

         Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company has suffered recurring losses from operations, has net working capital and stockholders' equity deficiencies and the annual cash interest requirement on its $127,200,000 Senior Secured Notes increased from 7% to 12 7/8% on July 16, 1999. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. These include the ongoing plan of strategic geographic consolidation of service centers, disposing of nonstrategic or marginal locations and merging small acquisitions into existing markets, and an overall campaign to reduce general and administrative expenses (See Note 8). The Company is also exploring several financing and recapitalization alternatives in conjunction with a downsizing of the Company's overall structure. Sale of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements, or result in not obtaining the highest value for the sale of properties.

(3)   BUSINESS ACQUISITION AND DISPOSITION

         Effective July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain controlled by the Company's principal shareholder, in a transaction was accounted for in a manner similar to a pooling of interests. The Company issued 22,865 shares of stock previously held in Treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. The consolidated balance sheets as of June 30, 1999 and the consolidated statements of operations and cash flows for the three and six months ended December 31, 1998 have been retroactively restated to reflect the operations of Tres Hombres, Inc., which resulted in an increase in net loss for the three and six months for 1998 of $401,592 and $659,847, respectively.

         Due to covenant requirements established by its working capital lender, the Company sold Tres Hombres, Inc. in December 1999, recognizing a loss of approximately $363,000. The sale was consummated through receipt of a promissory note and assumption of certain liabilites by the buyer. The restaurant chain accounted for approximately 5% of sales volume for the three months ended December 31, 1999 and 1998. At June 30, 1999, the carrying value of Tres Hombres, Inc. was approximately 2.1% of total assets.

(4)   SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $101.0 milliion with a $250,000 self-insured retention for general and excess liability losses with a $1 million aggregate cap. The Company's combined auto and workers' compensation coverage is fully insured with no self-insured retention. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

         The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

         The Company and its subsidiaries are presently involved in various federal and state tax audits, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

(5)      ACCOUNTING FOR DERIVATIVES

         There has been no change since June 30, 1999 in the Company's treatment of commodity futures contracts. As of December 31, 1999, the Company had no open positions on futures contracts.

(6)      RELATED PARTY TRANSACTIONS

         During the three months ending December 31, 1999, the Company received advances bearing interest at a rate 12% from its principal shareholder totaling $1,075,000. At December 31, 1999, the balances of these obligations and other prior loan agreements are $1,754,773.

(7)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of December 31, 1999 and 1998 (restated).

(8)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the three months ended December 31, 1999, the Company sold 11 retail service centers at a gain. The Company received approximately $4.8 million in cash and $500,000 was placed in an escrow deposit for the service center dispositions. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

         In February 2000, the Company sold for cash its Michigan, Indiana and Ohio retail service centers at a gain. The retail service centers disposed of accounted for approximately 14.5%, 12.9% and 13.0% of sales volume for the quarters ended December 31, 1999 and 1998 and for the year ended June 30, 1999, respectively. At June 30, 1999, the carrying value of the retail centers disposed of was approximately 12.2% of total assets.

         The Company continues to negotiate for the sale of additional retail service centers as a part of its downsizing and restructuring program.

(9)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                                                                    1998
                  Additional Cash Payment Information                         1999                Restated
                  -----------------------------------                         ----                --------

                  Interest Paid                                              $ 5,715               $ 5,955
                  Income Taxes Paid (net of refunds)                         $  (806)             $ (1,156)

                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Mortgage obligations incurred on the
                       acquisition of a service center                          $389                   $75
                  Receivables from sale of retail service centers
                  and Tres Hombres, Inc.                                        $850                  $207
                  Capital lease obligations incurred for equipment              $168                  $219

 (10)    FUTURE LIQUIDITY NEEDS

         Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increased from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently. The Company decided to utilize its 30 day grace period for the payment of the $8.2 million interest payment due on January 15, 2000. on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company made the interest payment on February 14, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      December 31                              June 30
                                                                    1998               1999               1998
                                                1999              Restated           Restated           Restated
                                                ----              --------           --------           --------

Total long-term debt (including current
     maturities)                               $150,116           $149,365           $ 147,710         $ 143,709

Working Capital (deficit)                      $ (7,016)          $(13,377)          $ (11,250)        $ (14,802)

Current Ratio                                       .76                .59                 .53               .50

During the six months ended December 31, 1999, the increase in long-term debt is related to an increase in the revolving credit facility of $4.1 million offset by mortgage obligation principal payments.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

o the balance of the revolving credit facility and its classification as long-term at December 31, 1999 and June 30, 1999;

o    the use of funds generated from the Company's prepaid product program; and

o the tax related impact of operations affecting deferred tax assets and liabilities.

Subsequent to December 31, 1999, the Company paid off in full the revolving credit facility which had a balance of approximately $8.9 million at December 31, 1999. Payment was made from the proceeds of the Company's sale of various retail service centers as discussed in Note 8 to the condensed consolidated financial statements.

Customer prepayments primarily related to the Company's prepaid product program, decreased to $8.2 million as of December 31, 1999 compared to $8.7 million as of December 31, 1998. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers.

The Company decided to utilize its 30 day grace period for the payment of the $8.2 million interest payment due on January 15, 2000 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company continues to experience cash shortages due to the unusually warm weather, and higher inventory costs resulting from significantly higher wholesale product costs and the Company's experiencing unusual difficulty in passing through increased product costs to customers. The Company has made the interest payment as of the date of this filing, utilizing in part proceeds from the Company's sale of various retail service centers as discussed in Note 8 to the condensed consolidated financial statements.

The Company has net working capital and stockholders' equity deficiencies. The Company is considering several alternatives for mitigating these conditions during the coming year, which include exploring several financing and recapitalization alternatives in conjunction with a downsizing of the Company's overall structure. Capital expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

Impact of Year 2000

The Company believes successful remediation of mission-critical systems has been completed in a timely manner. The Company has not experienced any significant operational or financial problems related to the Year 2000 compliance. Management presently believes that the Year 2000 Issue will not pose any future operational problems.

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

The following table presents additional operating data for the periods ended December 31, 1999 and 1998 (restated) and the year ended June 30, 1999 (restated in thousands).




                                               Three Months Ended             Six Months Ended          Year Ended
                                                            12/31/98                      12/31/98       6/30/99
                                             12/31/99       Restated       12/31/99       Restated       Restated
                                             --------       --------       --------       --------       --------

Propane Gallons Sold                             25,453       27,538         38,870         41,382       90,381
     (Bulk and Bottle)

Revenues:
     Propane                                   $ 22,559     $ 23,357       $ 32,781       $ 33,699     $ 71,992
     Gas systems, appliances and other
         fuels                                    1,408        1,370          2,287          2,169        3,741

     Other                                        2,320        2,533          4,463          4,500        7,967

Gross Profit:
     Propane                                      9,808       11,297         14,540         16,712       37,925
     Gas systems, appliances and other
         fuels                                      465          465            747            720        1,225

     Other                                        2,075        2,239          3,854          3,828        6,634



Volumes. Retail volumes of propane sold decreased in the three and six months ended December 31, 1999 compared to the same periods ended December 31, 1998. Heating degree-days experienced by the Company during the six months ended December 31, 1999 were only 86% of those experienced in a normal winter. For the six months ended December 31, 1999 compared to the same period in 1998, volumes decreased by approximately $2.5 million due to the sale of retail service centers. Comparing stores that were operated by the Company during both 1999 and 1998, volumes decreased only .22%.

Revenues. Operating revenues decreased 3.6% and 2.1% in the three and six months ended December 31, 1999 compared to the same periods in 1998. Offsetting the decrease in volumes discussed above, sales prices per gallon increased 10% in the six months ended December 31, 1999 compared to 1998. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. The Company's gross profit decreased 11.8% and 10.0% in the three and six months ended December 31, 1999, respectively, compared to the same periods in 1998, due to the decline in volumes noted above and a decline in margins of approximately 3 cents per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.

General and administrative expense. General and administrative expense decreased $277,000 for the three months ended December 31, 1999 compared to the same period in 1998. The decrease is primarily due to a $291,000 decrease in salaries and employee benefits from the Company's continued downsizing, specifically at the corporate office staffing level. General and administrative expenses for the six months ended December 31, 1999 decreased $394,000 over the same period in 1998. Salaries and employee benefits decreased $406,000 due to the reason discussed above. Rent and maintenance costs of the Company's facilities and equipment decreased $218,000. Offsetting these decreases was an increase in insurance and liability claims of $144,000 due to increased costs on outstanding claims.

Depreciation and amortization. Depreciation and amortization expense decreased $150,000 for the three month period ended December 31, 1999 compared to the same period in 1998. This decrease is due primarily to the decreased amortization on purchased goodwill and noncompete agreements associated with retail service centers that were disposed of during the quarter in 1999.

Interest expense. Interest expense increased for the three and six month periods ended December 31, 1999 compared to the same periods in 1998 primarily due to the increase in the interest rate under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004 and increased balances on the Company's revolving credit facility.

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

Reference is made to Note 4 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.                     Description

     (27)                  Financial Data Schedule

(b)   Reports on Form 8-K

      January 14, 2000

Reviewed by Independent Certified Public Accountants

The December 31, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               ALL STAR GAS CORPORATION
                                                             Registrant



                                        -------------------------------
                                                        PAUL S. LINDSEY
                                                      PRESIDENT AND CEO



DATE:  February 14, 2000

                         Independent Accountants' Report


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of December 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended December 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


BAIRD, KURTZ & DOBSON

Springfield, Missouri
February 4, 2000, except for Note 10 as to which the date is February 14, 2000