Form 10-Q
period 2000-03-31
ALL STAR GAS CORP
filed 2000-05-23
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            MISSOURI                                  43-1494323
-------------------------------                   -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)


        P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
     ----------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (417) 532-3103
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                          -------       --------

Number of Shares of outstanding common stock (one class only) as of May 20, 2000 was 1,586,915.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                            March 31, 2000         June 30, 1999
                                                              (Unaudited)             Restated
                                                            --------------         -------------
Assets

Current Assets
     Cash                                                       $  1,185              $  1,323
     Trade Receivables, Less Allowance for Doubtful
         Accounts;  2000 - $542,
         1999 - $526                                              10,095                 4,262
     Inventories                                                   4,942                 4,854
     Prepaid Expense                                               1,401                   974
     Refundable Income Taxes                                        --                     749
     Deferred Income Taxes                                           300                   300
                                                                --------              --------

         Total Current Assets                                     17,923                12,462
                                                                --------              --------

Property and Equipment                                            96,287               120,802
     Less Accumulated Depreciation                                36,553                43,378
                                                                --------              --------

         Total Property and Equipment                             59,734                77,424
                                                                --------              --------

Other Assets
     Debt Acquisition Costs - Net                                  2,186                 3,718
     Excess of Cost Over Fair Value of Net Assets
         Acquired - Net                                            7,805
                                                                                        11,261
     Deferred Income Taxes                                         2,405                  --
     Other                                                         1,543                 2,110
                                                                --------              --------

         Total Other Assets                                       13,939                17,089
                                                                --------              --------

Total Assets                                                    $ 91,596              $106,975
                                                                ========              ========



                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)



                                                            March 31, 2000         June 30, 1999
                                                              (Unaudited)             Restated
                                                            --------------         -------------

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in Process of Collection                           $      --             $   1,884
     Current Maturities of Long-Term Debt                          3,700                 2,252
     Accounts Payable                                              4,506                 2,415
     Accrued Salaries                                              1,182                 1,560
     Accrued Interest                                              3,722                 4,171
     Customer Prepayments                                          3,831                 9,027
     Accrued Expenses                                              2,166                 2,403
                                                               ---------             ---------

         Total Current Liabilities                                19,107                23,712

Long-Term Debt                                                   136,310               145,458
Deferred Income Taxes                                               --                     794
Accrued Self-Insurance Liability                                   1,320                   320
                                                               ---------             ---------

         Total Liabilities                                       156,737               170,284
                                                               ---------             ---------

Stockholders' Equity (Deficit)
     Common; $.001 Par Value; Authorized 20,000,000
         Shares, Issued - 14,291,020 Shares                           14                    14
     Common Stock Purchase Warrants                                1,227                 1,227
     Additional Paid-In Capital                                   27,119                27,119
     Retained Earnings (Deficit)                                  (5,587)               (3,755)
                                                               ---------             ---------

                                                                  22,773                24,605

Treasury Stock at Cost - 12,704,105 shares                       (87,914)              (87,914)
                                                               ---------             ---------

Total Stockholders' Equity (Deficit)                             (65,141)              (63,309)
                                                               ---------             ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                             $  91,596             $ 106,975
                                                               =========             =========



See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                   Three Months Ended                     Nine Months Ended
                                                        March 31                              March 31
                                          -----------------------------------    ----------------------------------
                                                                                                         1999
                                                 2000                1999               2000            Restated
                                          ----------------    ---------------    ----------------   ---------------

Operating Revenue                                  $31,523            $28,629             $71,054           $68,997
Cost of Product Sold                                19,462             12,503              39,852            31,611
                                          ----------------    ---------------    ----------------   ---------------
     Gross Profit                                   12,061             16,126              31,202            37,386
                                          ----------------    ---------------    ----------------   ---------------

Operating Costs and Expenses
     General and Administrative                      9,962              7,424              25,999            23,854
     Depreciation and Amortization                   2,066              2,341               6,999             7,191
     Gain on Sale of Assets                        (12,875)              (133)            (13,181)             (484)
                                          ----------------    ---------------    ----------------   ---------------
                                                      (847)             9,632              19,817            30,561
                                          ----------------    ---------------    ----------------   ---------------
Operating Income                                    12,908              6,494              11,385             6,825
                                          ----------------    ---------------    ----------------   ---------------
Other Expense
     Interest Expense, Net                          (4,779)            (3,049)            (13,962)           (9,001)
     Amortization of Debt Discount and
         Expense                                    (1,110)            (1,966)             (1,814)           (5,664)
                                          ----------------    ---------------    ----------------   ---------------
                                                    (5,889)            (5,015)            (15,776)          (14,665)
                                          ----------------    ---------------    ----------------   ---------------
Income (Loss) Before Income Taxes                    7,019              1,479              (4,391)           (7,840)
Provision (Credit) for Income Taxes                  1,308                540              (2,559)           (2,745)
                                          ----------------    ---------------    ----------------   ---------------
Net Income (Loss)                                   $5,711               $939             $(1,832)          $(5,095)
                                          ================    ===============    ================   ===============
Basic and Diluted Income (Loss) Per
     Common Share                                   $ 3.60              $0.59             $ (1.15)          $ (3.21)
                                          ================    ===============    ================   ===============

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                1999
                                                             2000             Restated
                                                           --------           --------
Cash Flows From Operating Activities
     Net Loss                                              $ (1,832)          $ (5,095)
     Items not requiring (providing) cash
         Depreciation                                         5,360              5,631
         Amortization                                         3,453              7,224
         Gain on sale of assets                             (13,181)              (484)
         Deferred income taxes                               (3,199)            (1,925)
     Changes In:
         Trade receivables                                   (5,342)            (2,549)
         Inventories                                         (1,314)             2,095
         Prepaid expense and other                            2,064                104
         Accounts payable and accrued expenses               (2,877)            (5,335)
                                                           --------           --------
     Net cash used in operating activities                  (16,868)              (334)
                                                           --------           --------

Cash Flows From Investing Activities
     Purchase of property and equipment                      (3,860)            (2,916)
     Acquisition of retail service centers                       (5)              (601)
     Proceeds from sales of property and equipment              441                277
     Disposal of retail service centers                      30,126              2,365
     Advances from (Payments to) related parties             (1,380)               704
                                                           --------           --------
     Net cash provided by (used in) investing activities     25,322               (171)
                                                           --------           --------

Cash Flows From Financing Activities
     Checks in process of collection                         (1,884)             1,903
     Increase (Decrease) in working capital financing        (4,756)             5,323
     Payments for loan fees                                    --               (1,252)
     Proceeds on long-term debt obligations                     118              1,984
     Principal payments on other long-term debt              (2,070)            (4,504)
                                                                              --------
     Net cash provided by (used in) financing activities     (8,592)             3,454
                                                           --------           --------

INCREASE (DECREASE) IN CASH                                    (138)             2,949

CASH, BEGINNING OF PERIOD                                     1,323                929
                                                           --------           --------

CASH, END OF PERIOD                                        $  1,185           $  3,878
                                                           ========           ========

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


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

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2000, and the condensed consolidated results of its operations and cash flows for the periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 1999, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been condensed or omitted. The condensed consolidated balance sheet of the Company as of June 30, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Due to the seasonal nature of the Company's business, the results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         The report of Baird, Kurtz & Dobson commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

(2)   MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company has suffered recurring losses from operations, has net working capital and stockholders' equity deficiencies and the annual cash interest requirement on its $127,200,000 Senior Secured Notes increased from 7% to 12 7/8% on July 16, 1999. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions. These include the ongoing plan of strategic geographic consolidation of service centers and disposing of nonstrategic or marginal locations and merging small acquisitions into existing markets (See Notes 8 and 9). The Company is also exploring several financing and recapitalization alternatives in conjunction with a downsizing of the Company's overall structure. Sale of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements, or result in not obtaining the highest value for the sale of properties.

(3)   BUSINESS ACQUISITION AND DISPOSITION

         Effective July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain controlled by the Company's principal shareholder, in a transaction was accounted for in a manner similar to a pooling of interests. The Company issued 22,865 shares of stock previously held in Treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. The consolidated balance sheets as of June 30, 1999 and the consolidated statements of operations and cash flows for the three and nine months ended March 31, 1999 have been retroactively restated to reflect the operations of Tres Hombres, Inc., which resulted in an increase in net loss for the three and nine months for 1999 of $401,592 and $659,847, respectively.

         Due to covenant requirements established by its working capital lender, the Company sold Tres Hombres, Inc. in December 1999, recognizing a loss of approximately $363,000. The sale was consummated through receipt of a promissory note and assumption of certain liabilities by the buyer. At June 30, 1999, the carrying value of Tres Hombres, Inc. was approximately 2.1% of total assets.

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

(5)      ACCOUNTING FOR DERIVATIVES

         There has been no change since June 30, 1999 in the Company's treatment of commodity futures contracts. As of March 31, 2000, the Company had no open positions on futures contracts.

(6)      RELATED PARTY TRANSACTIONS

         During the three months ending March 31, 2000, the Company received advances bearing interest at a rate 12% from its principal shareholder totaling approximately $1,702,000. At March 31, 2000, the balances of these obligations and other prior loan agreements was $50,000.

(7)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of March 31, 2000 and 1999 (restated).

(8)      DISPOSITION OF RETAIL SERVICE CENTERS

         During the three months ended March 31, 2000, the Company sold 17 retail service centers at a gain. The Company received approximately $24.8 million in cash for the service center dispositions. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

(9)      SUBSEQUENT EVENTS - DISPOSITIONS OF RETAIL SERVICE CENTERS

         In April 2000, the Company sold for cash 9 retail service centers in North Carolina at a gain. The retail service centers disposed of accounted for approximately 13%, 12% and 11% of sales volume for the quarters ended March 31, 2000 and 1999 and for the year ended June 30, 1999, respectively. At June 30, 1999, the carrying value of the retail centers disposed of was approximately 12% of total assets. The Company entered into an agreement to provide management services to the buyer with respect to these retail service centers.

         In May 2000, the Company sold for cash 26 retail service centers located in various states on the west coast of the United States at a gain. The retail service centers disposed of accounted for approximately 25%, 23% and 25% of sales volume for the quarters ended March 31, 2000 and 1999 and for the year ended June 30, 1999, respectively. At June 30, 1999, the carrying value of the retail centers disposed of was approximately 14% of total assets.

(10)     ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                                                             1999
                  Additional Cash Payment Information                           2000       Restated
                                                                                ----       --------

                  Interest Paid                                                $14,411     $11,010
                  Income Taxes Paid                                            $    51     $    59

                  Noncash Investing and Financing Activities

                  Mortgage obligations incurred on the
                       acquisition of service centers                          $   389     $    75
                  Receivables from sale of retail service centers
                  and Tres Hombres, Inc.                                       $   850     $   207
                  Capital lease obligations incurred for equipment             $   278     $   232

 (11)    SENIOR SECURED NOTES

         Under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004, the cash interest rate increased from 7% to 12 7/8% effective July 16, 1999 resulting in a significantly higher semiannual interest payment to be paid January 15, 2000 and subsequently.

         In March 2000, the Company extended an offer to purchase all $127.2 million of its Senior Secured Notes, due 2004 and the consent solicitation to the amendment of the indenture governing the notes. The offered aggregate consideration for the purchase was $100 million, or $786 per $1,000 principal amount of the notes, without any further accrual of interest. In May 2000, the Company amended and extended its offer to May 26, 2000. The amendment includes the purchase, on a pro rata basis, of 60% of all notes outstanding. The offered aggregate consideration for the purchase and consent is $60 million, or $786 per $1,000 principal amount of the notes, without any accrual of interest. Under terms of the offer, the Company will be permitted to redeem the remaining principal amount of the notes outstanding at $786 per $1,000 principal without any accrual of interest by July 31, 2000. The Company is considering alternatives to the form of consideration payable by the Company for the notes. Consummation of the offer is subject to several conditions including the amendment of the indenture governing the notes. The proposed transaction has not consummated as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      March 31                 June 30
                                               --------------------     -------------------------
                                                             1999         1999          1998
                                               2000        Restated     Restated      Restated
                                               ----        --------     --------      --------

Total long-term debt (including current
     maturities)                             $ 140,010    $150,830     $ 147,710     $ 143,709

Working Capital (deficit)                    $  (1,184)        $41     $ (11,250)    $ (14,802)

Current Ratio                                      .94        1.00           .53           .50



During the nine months ended March 31, 2000, the decrease in long-term debt is related to the payment in full on the revolving credit facility that had a balance of $4.6 million at June 30, 1999. Also, mortgage principal payments amounted to $2.1 million during the nine months ended March 31, 2000 and $1 million of mortgages payable were eliminated due to the sale of Tres Hombres, Inc. (See Note 3).

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

     o the balance of the revolving credit facility and its classification as long-term beginning March 31, 1999;
     o  the use of funds generated from the Company's prepaid product program;
        and
     o the tax related impact of operations affecting deferred tax assets and liabilities.

Customer prepayments primarily related to the Company's prepaid product program, decreased to $3.8 million as of March 31, 2000 compared to $4.4 million as of March 31, 1999. The program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers.

The Company decided to utilize its 30 day grace period for the payment of the $8.2 million interest payment due on January 15, 2000 on its $127.2 million 12 7/8% Senior Secured Notes, due 2004. The Company continues to experience cash shortages due to the unusually warm weather, and higher inventory costs resulting from significantly higher wholesale product costs and the Company's experiencing unusual difficulty in passing through increased product costs to customers. The Company made the interest payment utilizing in part proceeds from the Company's sale of various retail service centers as discussed in Note 8 to the condensed consolidated financial statements.

In March 2000, the Company extended an offer to purchase all $127.2 million of its Senior Secured Notes, due 2004 and the consent solicitation to the amendment of the indenture governing the notes. The offered aggregate consideration for the purchase was $100 million, or $786 per $1,000 principal amount of the notes, without any further accrual of interest. In May 2000, the Company amended and extended its offer to May 26, 2000. The amendment includes the purchase, on a pro rata basis, of 60% of all notes outstanding. The offered aggregate consideration for the purchase and consent is $60 million, or $786 per $1,000 principal amount of the notes, without any accrual of interest. After consummation of the offer, the Company will be permitted to redeem the remaining principal amount of the notes outstanding at $786 per $1,000 principal without any accrual of interest by July 31, 2000. The Company is considering alternatives to the form of consideration payable by the Company for the notes. Consummation of the offer is subject to several conditions including the amendment of the indenture governing the notes. The proposed transaction has not consummated as of the date of this filing.

The Company has net working capital and stockholders' equity deficiencies. The Company is considering several alternatives for mitigating these conditions during the coming year, which include exploring several financing and recapitalization alternatives in conjunction with a downsizing of the Company's overall structure. Capital and maintenance expenditures have been high over the past three fiscal years as the Company has upgraded and improved its trucks and equipment. During the past fiscal year, the Company has also incurred costs related to the renovation of an existing building which was converted into the corporate facilities for the Company allowing the Company to exit an expensive lease agreement.

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

Results of Operations

Due to the seasonal nature of its business, the Company usually realizes an operating loss the first quarter and net operating income for the second and third quarters. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the periods ended March 31, 2000 and 1999 (restated) and the year ended June 30, 1999 (restated in thousands).



                                                Three Months Ended            Nine Months Ended         Year Ended
                                                            3/31/99                       3/31/99        6/30/99
                                             3/31/00        Restated       3/31/00        Restated       Restated
                                             -------        --------       -------        ---------      --------

Propane Gallons Sold                          28,253           34,443       67,123           75,825        90,381
     (Bulk and Bottle)

Revenues:
     Propane                                 $30,126          $27,183      $62,907          $60,882       $71,992
     Gas systems, appliances and other
         fuels                                   714              806        3,002            2,975         3,741
     Other                                       683              640        5,145            5,140         7,967

Gross Profit:
     Propane                                  11,126           15,221       25,666           31,932        37,925
     Gas systems, appliances and other
         fuels                                   252              265          998              986         1,225
     Other                                       683              640        4,538            4,468         6,634



Volumes. Retail volumes of propane sold decreased in the three and nine months ended March 31, 2000 compared to the same periods ended March 31, 1999. Heating degree-days experienced by the Company during the nine months ended March 31, 2000 were only 85% of those experienced in a normal winter. For the nine months ended March 31, 2000 compared to the same period in 1999, volumes decreased by approximately 8.7 million mainly due to the sale of retail service centers. Comparing stores that were operated by the Company during both 2000 and 1999, volumes decreased 1.8%.

Revenues. Operating revenues increased 10% and 3% in the three and nine months ended March 31, 2000 compared to the same periods in 1999. Offsetting the decrease in volumes discussed above, sales prices per gallon increased 17% in the nine months ended March 31, 2000 compared to 1999.

Cost of product and gross profit. The Company's gross profit decreased 25% and 17% in the three and nine months ended March 31, 2000, respectively, compared to the same periods in 1999, due to the decline in volumes noted above and a decline in margins of approximately 4 cents per gallon. There were no significant changes in the cost or related profit on other sales as indicated in the table above.




General and administrative expense. General and administrative expense increased $2.5 million for the three months ended March 31, 2000 and increased $2.1 million for the nine months ended March 31, 2000, compared to the same periods in 1999. The increase is due to several reasons. Insurance and liability claims increased $1.2 million and $1.3 million for the three and nine months ending March 31, 2000 compared to the same periods in 1999, respectively, due to increased costs on outstanding claims including a significant increase in the Company's self-insurance reserve to cover anticipated losses on two specific claims. Repairs and maintenance expenses increased $545,000 for the three and nine months ending March 31, 2000 compared to the same periods in 1999, respectively, mainly due to the increased costs of truck fuel and maintenance and the increased costs of painting and maintenance of Company tanks. Costs associated with repairs for the Company airplane increased $133,000 and $104,000 for the three and nine months ending March 31, 2000 compared to the same periods in 1999, respectively. Professional fees and other fees increased $390,000 and $476,000 for the three and nine months ending March 31, 2000 compared to the same periods in 1999, respectively, due to costs associated with the sale of retail service centers and the Company's downsizing program during the quarter.

Depreciation and amortization. Depreciation and amortization expense decreased $275,000 and $192,000 for the three and nine months ended March 31, 2000 compared to the same periods in 1999. The decrease in depreciation and amortization on purchased goodwill and noncompete agreements is the result of the disposition of retail service centers that were sold during the nine months ended March 31, 2000.

Interest expense and amortization of debt discount. Interest expense increased and amortization of debt discount decreased for the three and nine month periods ended March 31, 2000 compared to the same periods in 1999 primarily due to the effect of the interest rate increase under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004.

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

Reference is made to Note 4 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.                     Description
-----------                     -----------

     (27)                  Financial Data Schedule

(b)   Reports on Form 8-K

      January 14, 2000
      February 9, 2000
      February 23, 2000
      March 22, 2000
      April 19, 2000
      May 5, 2000
      May 12, 2000
      May 23, 2000

Reviewed by Independent Certified Public Accountants

The March 31, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ALL STAR GAS CORPORATION
                                                                      Registrant


                                                 /s/ Valeria Schall
                                                 -------------------------------
                                                                 Valeria Schall
                                                       EXECUTIVE VICE PRESIDENT


DATE:  May 23, 2000

                         Independent Accountants' Report


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


                                                BAIRD, KURTZ & DOBSON

Springfield, Missouri
May 4, 2000, except for Note 9 as to
    which the date is May 8, 2000