Form 10-K
period 2000-06-30
ALL STAR GAS CORP
filed 2000-10-13
CIK 922404

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2000
                          Commission file Number 1-6537

                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             MISSOURI                                      43-1494323
----------------------------------            ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

       P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri, 65536
       ------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (417) 532-3103
                        ---------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of Each Class
                     --------------------------------------
                      12-7/8% Senior Secured Notes Due 2000
                       9% Subordinated Debentures Due 2007

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on October 11, 2000 is: $116,480.

Shares of Common Stock, $0.001 par value, outstanding as of close of business on October 11, 2000: 1,586,915.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to:
Corporate Secretary, 119 W. Commercial Street, Lebanon, Missouri 65536; Telephone (417) 532-3103.

                                     PART 1


Items 1 and 2.  Business and Properties


Introduction

         All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 37 years. The Company is engaged primarily in (a) the retail marketing of propane to residential, agricultural, and commercial customers, (b) the retail marketing of propane-related appliances, supplies, and equipment, and (c) the renting of consumer propane storage tanks to residential and commercial customers under various brand names, including All Star Gas and the names of numerous predecessors. During the fiscal year ended June 30, 2000, All Star Gas supplied propane to approximately 112,000 customers in 19 states from 125 retail service centers. The Company experienced significant downsizing during fiscal year 2000 and, by June 30, 2000, the Company was servicing 56,000 customers in 8 states from 56 retail service centers. These 56,000 customers accounted for 41 million of the total 74 million gallons sold during fiscal year 2000.

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

         Propane is recognized as a clean alternative transportation fuel ("ATF") by the Federal and state governments and is the most widely used ATF in the United States. The Federal government has enacted certain mandates for use of ATF's by government and private fleets under the Clean Air Act of 1990 and Energy Policy Act of 1992. Federal and state governments have also provided various economic incentives for use of ATF's which will positively impact propane demand.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. Sales to residential customers accounted for approximately 64.4% of the Company's aggregate propane sales revenue and 76.3% of its aggregate gross margin from propane sales in fiscal year 2000. Historically, this market has provided higher margins than other retail propane sales. Based on fiscal year 2000 propane sales revenue, the customer base consisted of 21.7% commercial and 13.9% agricultural and other customers. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounts for more than 1.0% of revenue from sales.

         On August 15, 1995, the Company entered into a joint venture with Northwestern Growth Corporation, a subsidiary of Northwestern Public Service Corporation, to acquire the assets of Synergy Group Incorporated, the nation's fifth largest LP gas distributor. On the same date, the Company acquired, for $30,000, 30% of the common stock of SYN, Inc. ("Synergy"), the acquisition entity. The Company entered into a Management Agreement pursuant to which the Company provided all management of the retail facilities and accounting services at the central office. In exchange for those services, the Company received a $500,000 annual base management fee, an incentive management fee, and $3.25 million annual overhead reimbursement (adjusted annually for inflation). Unless specifically referenced, all information contained herein excludes information pertaining to the Synergy operations.

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

         In December 1996, the Company and Northwestern Growth Corporation
(NGC), completed an agreement for the sale of various interests of the Company in Synergy and Myers and the modification and termination of certain agreements between NGC, Synergy and Myers on the one hand and the Company on the other hand. The agreement terminated the management agreements pursuant to which the Company provided management activities for Synergy and Myers effective December, 1996. The agreement resulted in a payment of $18 million to the Company resulting in a gain reflected on the 1996 Statement of Operations of $16.9 million which is net of transaction and other costs and fees.

         In July 1999, the Company acquired Tres Hombres, Inc. The Company issued 22,865 shares of stock previously held in treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. Due to covenant requirements established by its then existing working capital lender, the Company sold Tres Hombres, Inc. in December 1999 recognizing a loss of approximately $363,000. The sale was consummated through the receipt of a promissory note and assumption of certain liabilities by the buyer.

         In March 2000, the Company offered to purchase by April 19, 2000 all $127.2 million of its 12 7/8 % Senior Secured Notes due 2004 (the "Senior Notes") and solicited consents for amendments of the indenture governing the Senior Notes. The offered aggregate consideration for the purchase was $100 million, or $786 per $1,000 principal amount of the Senior Notes, without any further accrual of interest. In April 2000, the Company amended and extended its offer until May 5, 2000. In May 2000, the Company amended and extended its offer to May 26, 2000. The amendment included the purchase, on a pro rata basis, of 60% of all Senior Notes outstanding. The offered aggregate consideration for the purchase and consent was $60 million, or $786 per $1,000 principal amount of the Senior Notes, without any accrual of interest.

         In order to obtain a portion of the funds necessary to consummate the partial tender offer, from February 2000 through May 31, 2000, the Company sold 51 of its retail service centers located throughout the United States. The sales price for the service center dispositions was approximately $82 million. In connection with such sales, the Company recognized a gain of approximately $47,000,000, resulting in an estimated tax liability of approximately $10,000,000.

         All retail service centers disposed of during the fiscal years ended June 30, 2000 and 1999 accounted for approximately 49.1% and 53.7% of the Company's sales volume for the fiscal years ended June 30, 2000 and 1999, respectively. The Company's Texas and Louisiana operations were disposed of in September 1999, its Indiana, Michigan and Ohio facilities were disposed of in February 2000, and nine operating locations in North Carolina were sold in March 2000. The Company's California, Nevada, Idaho, Washington and Oregon facilities were disposed of in May 2000 and its remaining North Carolina facilities were sold in July 2000. At June 30, 1999, the carrying value of the retail centers disposed of was approximately 39% of the Company's total assets.

         On May 31, 2000 the Company successfully completed the partial tender offer to purchase and retire 60% of the Senior Notes and received consents from 100% of the holders of the outstanding Senior Notes not owned by the Company for certain amendments. Under terms of the amendments, the Company was permitted to redeem the remaining $50,880,000 principal amount of the Senior Notes outstanding at $786 per $1,000 principal amount without any accrual of interest, or $40 million, by July 31, 2000 and the maturity date of the Senior Notes was accelerated to July 31, 2000. In order to obtain a portion of the funds necessary to pay the $40 million redemption amount, the Company intended to sell additional service centers.

         On July 31, 2000, the Company did not enter into a definitive agreement for the sale of certain of its assets, the proceeds of which were to be used in part to redeem the Senior Notes. Therefore, as of such date, the Company is in default with respect to the remaining $50,880,000 principal amount of its outstanding Senior Notes. As a consequence, the Company was prohibited from making the interest payment of $437,796 due July 31, 2000, after utilizing the 30 day grace period for the interest payment due on June 30, 2000, under the Company's 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). Accordingly, the Company is also in default with respect to the $9,729,000 principal amount of its outstanding Subordinated Debentures.

         The Company is seeking to mitigate the effects of its current short term cash flow problems through a re-capitalization of both the Senior Notes and the Subordinated Debentures. On June 30, 2000, the Company offered, to the holders of the Subordinated Debentures, to exchange an aggregate principal amount of up to $9,729,000 of its new 9% Accruing Subordinated Debentures due 2007 ("Accruing Subordinated Debentures") for a like principal amount of its issued and outstanding 9% Subordinated Debentures. The Accruing Subordinated Debentures will be unsecured obligations of the Company, maturing on December 31, 2007, and will bear interest accruing semiannually from January 1, 2000 at the rate of 9% per year, payable on maturity. The payment of the principal of, premium, if any, and interest on the Accruing Subordinated Debentures will be subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company.

         By exchanging a bi-annual cash interest payment obligation under the Subordinated Debentures for the accruing and compounding interest obligation under the Accruing Subordinated Debentures, although beneficial from a cash flow perspective in the short term, the Company will significantly increase its aggregate interest obligations upon maturity of the Accruing Subordinated Debentures. Furthermore, if the exchange offer for the Subordinated Debentures is not accepted by all of the holders of Subordinated Debentures, the Company will be required to continue to pay interest to such non-tendering holders semiannually in addition to being required to pay all accrued interest payable as of June 30, 2000 to such non-tendering holders.

         In the event that the Company fails to make any interest payment otherwise payable pursuant to the Subordinated Debentures or the Accruing Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness.

         The Company is currently negotiating with the holders of its Senior Notes to restructure such indebtedness. Such restructuring may include an exchange offer for a new class of Senior Notes and/or additional security for the holders of the Senior Secured Notes such as a pledge of the stock in the Company owned by the controlling shareholders and/or a security interest in certain assets of the Company and its subsidiaries.

         There can be no assurances that the holders of the Senior Notes or the Subordinated Debentures will approve any amendment or restructuring of the Senior Notes or the Subordinated Debentures, respectively. If the holders of the Senior Notes or Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurances that the Company would succeed in formulating and consummating an acceptable alternative financial structure. In addition, in light of the Company's current financial condition and the existence of certain defaults, the Company may need to seek protection under the federal bankruptcy laws.

         Sources of Supply. During fiscal year 2000, approximately 80% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 20.8% and 15.2% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. The Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

         Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 2.5 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 6 over-the-road tractors and 11 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

         Deliveries to customers are made by means of 134 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

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

Employees

         As of September 30, 2000 the Company had approximately 293 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

Item 3.  Legal Proceedings.

         The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual shareholder meeting on July 10, 2000. The only matter presented for a vote was the re-election of Paul S. Lindsey as director. Mr. Lindsey was re-elected with 1,586,891 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of September 24, 2000, the Company's Common Stock was held of record by 9 shareholders. There is currently no active trading market in the Company's Common Stock.

         As of September 24, 2000, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock. Each warrant represents the right to purchase one share of the Company's Common Stock of $.01 per warrant. The warrants are exercisable currently and will expire July 15, 2004.

         No dividends on the Common Stock of the Company were paid during the Company's 1999 or 2000 fiscal years. The indenture relating to the 12 7/8% Senior Secured Notes due 2000 contain dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

         If the Company restructures such indebtedness by exchanging the Senior Notes for a new class of indebtedness, the Company would anticipate that the indenture for the new indebtedness would contain similar dividend restrictions. As a result, the Company has no current intention of paying dividends on the Common Stock.

Item 6.  Selected Financial Data.

         The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 2000. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 2000, were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report.


                                                                               Year Ended June 30,
                                                                               -------------------
                                                               1996        1997        1998         1999        2000
                                                               ----        ----        ----         ----        ----
                                                                                    (Restated)   (Restated)
                                                                                    ----------   ----------
                                                                 (In thousands except ratios and per share amounts)
Operating data:

   Operating revenue                                           $82,702      $94,543     $90,963       83,563     $80,617
   Gross profit (1)                                             39,384       41,468      47,124       45,592      34,192
   Operating expenses                                           27,987       28,853      33,340       32,057     (11,394)
   Depreciation & amortization.                                  6,770        6,867       9,723        9,776       8,169
   Operating income                                              4,627        5,748       4,061        3,759      37,417

   Interest expense:
      Cash interest                                             10,657       10,605      11,577       11,965      18,062
      Amortization of debt discount & expenses                   5,476        6,140       6,796        7,762       2,042
      Total interest expense                                    16,133       16,745      18,373       19,727      20,104
   Net income (loss) before extraordinary items (2)             (7,897)       2,222     (11,092)     (10,771)      9,421

Other operating data:

   Capital expenditures                                          9,988       18,444      19,444        4,563       5,442
   Proceeds from sale of retail service centers/other            6,177        5,478       2,821        3,131      91,646

   EBITDA  (3)                                                  11,002       13,347      13,444       12,988         646
   Basic & diluted income (loss) per share before
       Extraordinary items                                      ($5.00)       $1.41      $(6.99)      $(6.77)       $5.94

                                                                                     June 30,
                                                                                     --------
                                                               1996        1997        1998         1999        2000
                                                               ----        ----        ----         ----        ----
                                                                        (Restated)  (Restated)   (Restated)
                                                                        ----------  ----------   ----------
Balance sheet data:
   Total assets                                                $102,002    $110,311    $116,529     $106,975     $49,495
   Long-term debt (including current maturities)                122,858     127,870     143,709      147,710      61,074
   Stockholders' equity (deficit)                               (44,843)    (42,901)    (53,963)     (63,309)    (45,919)

The 1996 and 1997 operating data and 1996 balance sheet data have not been restated to give effect to the Tres Hombres acquisition as such information is not available to the Company.

(1)  Represents operating revenue less the cost of products sold.
(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 2000.
(3) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, and other non-recurring expenses. EBITDA is presented here because it is a widely accepted financial indicator of a highly leveraged company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative either (i) to operating income (determined in accordance with generally accepted accounting principles) or
     (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's results of operations, financial condition and liquidity should be read in conjunction with the historical consolidated financial statements of All Star Gas and the notes thereto included in this Report.

Results of Operations

Fiscal Years Ended June 30, 2000 and June 30, 1999 (Restated)

         Operating revenue. Operating revenue decreased $3.0 million, or 3.5% to $80.6 million in fiscal year 2000 as compared to $83.6 million in fiscal year 1999. The disposition of Tres Hombres, Inc. accounted for a $2.2 million decrease in operating revenue in fiscal year 2000 compared to fiscal year 1999. Propane sales decreased $340,000 in fiscal year 2000 compared to fiscal year 1999. Propane sales prices increased an average of $.21 per gallon over fiscal year 1999. However, the Company experienced an 18% decrease in gallons sold from fiscal year 1999. The decrease in gallons sold is primarily due to the divestiture of retail service centers during fiscal year 2000. Comparing stores that were operated by the Company during both fiscal years 2000 and 1999, volumes decreased 3%. Also, a warmer than normal heating season was experienced by the Company in its marketing territories. Heating degree days experienced by the Company during fiscal year 2000 decreased 6% from fiscal year 1999.

         Cost of products sold. Costs of products sold increased $8.5 million or 22.3% to $46.4 million in fiscal year 2000 as compared to $37.9 million in fiscal year 1999. This was primarily due to substantially higher propane product costs experienced throughout the year. Propane costs increased an average of $.20 per gallon over fiscal year 1999.

         Gross profit. The Company's gross profit decreased $11.4 million to $34.2 million in fiscal year 2000 as compared to $45.6 million in fiscal year 1999. This decrease is primarily due to the decrease in gallons sold due to divestitures of retail service centers and the significantly warmer than normal heating season in the Company's marketing territories. Average propane margins decreased 8% due to the inability to pass along higher product costs as rapidly as they were incurred.

         General and administrative expenses. General and administrative expenses increased $705,000 to $33.1 million in fiscal year 2000 as compared to $32.4 million in fiscal year 1999. Insurance and liability claims increased $2.1 million due to increased costs on outstanding claims including a significant increase in the Company's self-insurance reserve to cover anticipated losses on two specific claims. Professional fees increased $734,000 mainly due to costs associated with the sale of retail service centers, debt restructuring issues and the Company's downsizing program during the year. Offsetting these increases, salaries and employee benefit costs decreased $3.0 million due to the divestiture of 66 retail service centers and the continued downsizing of the Company's corporate office staffing levels.

         Provision for doubtful accounts. The provision for doubtful accounts increased $237,000 from $227,000 in fiscal year 1999 to $464,000 in fiscal year 2000 due to the increased charge-offs as a percentage of accounts receivable compared to fiscal 1999. An increase in the provision was deemed necessary in order to bring the allowance for doubtful accounts to a level considered adequate by the Company to provide for potential losses.

         Depreciation and amortization. Depreciation and amortization expense decreased $1.6 million from $9.8 million in fiscal year 1999 to $8.2 million in fiscal year 2000. The decrease is mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

         Interest expense. Interest expense increased $6.1 million to $18.1 million in fiscal year 2000 from $12.0 million in fiscal year 1999. The increase is primarily due to effect of the interest rate increase under the terms of the Company's 12 7/8% Senior Secured Notes due 2000.

Fiscal Years Ended June 30, 1999 (Restated) and June 30, 1998 (Restated)

         Operating revenue. Operating revenue decreased $7.4 million, or 8.1% to $83.6 million in fiscal year 1999 as compared to $91.0 million in fiscal year 1998. The decrease was primarily due to a $6.6 million decrease in propane sales which was the result of a 4% decrease in the gallons sold and a 10% lower average propane sales price. Propane sales prices decreased an average of $0.36 per gallon under fiscal year 1998 which was the result of lower wholesale prices which are discussed in the cost of products sold section. The decrease in gallons is a direct result of the significantly warmer than normal weather experienced by the Company in its marketing territories during the heating season. Heating degree days experienced by the Company during fiscal year 1999 decreased 5% from fiscal year 1998.

         Cost of products sold. Cost of products sold decreased $5.9 million, or 13.4%, to $38.0 million in fiscal year 1999 as compared to $43.9 million in fiscal year 1998. This was due to lower average wholesale propane costs and the decrease in gallons sold outlined above. In fiscal year 1999, the propane industry experienced higher than historical inventory levels in both the domestic and Canadian markets. Combined with warmer winter weather, which depressed demand and lowered crude oil prices, these large inventories have resulted in significantly lower product costs.

         Gross profit. The Company's gross profit for the year decreased $1.5 million to $45.6 million in fiscal year 1999 as compared to $47.1 million in fiscal year 1998. This decrease is primarily due to the decrease in gallons sold due to the warmer than normal heating season in the Company's marketing territories partially offset by a 3.1% improvement in operating margin.

         General and administrative expense. General and administrative expenses decreased $900,000 to $32.4 million in fiscal year 1999 compared to $33.3 million in 1998. The majority of the decrease was due to a $372,000 decrease in transportation costs as a result of the lower cost of fuel and small reductions in various general and administrative expense categories resulting from the continued downsizing of the Company's corporate office staffing levels.

         Provision for doubtful accounts. The provision for doubtful accounts decreased $115,000, or 33.6%, from $342,000 in fiscal year 1998 to $227,000 in fiscal year 1999. The decrease is a result of the enhanced credit and collection effort, which reduced the Company's receivables and past due amounts.

         Depreciation and amortization. Depreciation and amortization expense increased slightly to $9.8 million in fiscal year 1999 from $9.7 million in fiscal year 1998. This increase is due primarily to the addition of fixed assets through the acquisition of retail service centers occurring in the 1998 fiscal year and the current period. Depreciation expense on modernization expenditures and other asset purchases also contributed to the increase in fiscal year 1999. During fiscal year 1999, the company utilized approximately $3.6 million for the purchase of new consumer storage tanks and other property and equipment.

         Interest expense. Interest expense increased approximately $400,000 to $12.0 million in fiscal year 1999 from $11.6 million in fiscal year 1998 primarily due to the increased mortgage obligation debt service resulting from recent acquisitions and interest costs associated with the Company's working capital facility.

Liquidity and Capital Resources

         The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures, and debt service requirements. Historically, the Company has met these requirements from cash flows generated by operations and from borrowings under its working capital facility.

         Cash flow used in operating activities was $18.1 million in fiscal year 2000 compared to cash flow provided by operating activities of $4.0 million in fiscal year 1999. This change was due to a number of factors. First, operating income decreased $10.7 million (excluding gains on sales of assets) from fiscal year 1999 to fiscal year 2000 mainly due to the $11.4 million decrease in gross profit which is a result of the significant disposition of retail service centers during fiscal year 2000. Secondly, the Company has increased its levels of inventory and decreased its accounts payable and certain accrued liabilities.

         Cash flow used in investing activities was $85.5 million in fiscal year 2000 compared to cash flow used in investing activities of $355,000 in fiscal year 1999. This change is primarily due to the $88.5 million increase in proceeds from sales of retail service centers and other assets during fiscal year 2000.

         Cash flow used in financing activities was $68.3 million in fiscal year 2000 compared to cash flow used in financing activities of $3.2 million in fiscal year 1999. This change is mainly due to the $4.5 million increase in the repayments on the working capital facility and the $60 million principal payment made on the Company's Senior Secured Notes due 2000 during fiscal year 2000.

         The Company is seeking to mitigate the effects of its current short term cash flow problems through a re-capitalization of both the Senior Notes and the Subordinated Debentures. On June 30, 2000, the Company offered, to the holders of the Subordinated Debentures, to exchange an aggregate principal amount of up to $9,729,000 of its new 9% Accruing Subordinated Debentures due 2007 ("Accruing Subordinated Debentures") for a like principal amount of its issued and outstanding 9% Subordinated Debentures. The Accruing Subordinated Debentures will be unsecured obligations of the Company, maturing on December 31, 2007, and will bear interest accruing semiannually from January 1, 2000 at the rate of 9% per year, payable on maturity. The payment of the principal of, premium, if any, and interest on the Accruing Subordinated Debentures will be subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company.

         By exchanging a bi-annual cash interest payment obligation under the Subordinated Debentures for the accruing and compounding interest obligation under the Accruing Subordinated Debentures, although beneficial from a cash flow perspective in the short term, the Company will significantly increase its aggregate interest obligations upon maturity of the Accruing Subordinated Debentures. Furthermore, if the exchange offer for the Subordinated Debentures is not accepted by all of the holders of Subordinated Debentures, the Company will be required to continue to pay interest to such non-tendering holders semiannually in addition to being required to pay all accrued interest payable as of July 31, 2000 to such non-tendering holders.

         In the event that the Company fails to make any interest payment otherwise payable pursuant to the Subordinated Debentures or the Accruing Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness.

         The Company is currently negotiating with the holders of its Senior Notes to restructure such indebtedness. Such restructuring may include an exchange offer for a new class of Senior Notes and/or additional security such as a pledge of the stock in the Company owned by the controlling shareholders and/or a security interest in certain assets of the Company and its subsidiaries.

         There can be no assurances that the holders of the Senior Notes or the Subordinated Debentures will approve any amendment or restructuring of the Senior Notes or the Subordinated Debentures, respectively. If the holders of the Senior Notes or Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurances that the Company would succeed in formulating and consummating an acceptable alternative financial structure. In addition, in light of the Company's current financial condition and the existence of certain defaults, the Company may need to seek protection under the federal bankruptcy laws.

         As a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $9.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") may attempt collection by various means including placing liens on Company assets and seizing bank accounts.

Impact of Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Financial Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will apply SFAS 133 and 138 beginning the first quarter of its fiscal year ending June 30, 2001, on a prospective basis.

         Derivative financial instruments held by the Company as of July 1, 2000, consist of forward purchase commitments for LP gas. Management has determined that the Company will elect not to apply the normal purchases and normal sales exception and the hedge accounting provisions of the new standards to those derivative financial instruments held at June 30, 2000. Instead, those instruments will be recorded at their fair value with subsequent changes in fair value included in earnings.

         The Company will recognize the existing derivative financial instruments at their fair value as of July 1, 2000, net of related deferred income taxes, as a cumulative effect of change in accounting principle. The cumulative effect is not currently determinable as management has not yet completed the process of determining the amount thereof. Management believes that the adoption of these statements will not have a material adverse impact on the Company's financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:


                                                                     Position Held with the Company
      Name                                  Age                         And Principal Occupation
      ----                                  ---                      ------------------------------
Paul S. Lindsey, Jr.                         55      Chairman of the Board, Chief Executive Officer, and President since
                                                     June 1994; previously Vice Chairman of the Board (1987 to 1994) and
                                                     Chief Operating Officer (1988 to 1994); term as director expires
                                                     2000
Kristin L. Lindsey                           52      Director/Executive Vice President since Oct. 1996; previously
                                                     Director/Vice President to June 1994; previously pursued charitable and other personal interest; term as director expires 2002
Bruce M. Withers, Jr.                        73      Director since June 1994; previously Chairman and Chief Executive
                                                     Officer of Trident NGL Holding, Inc. (since August 1991) and
                                                     President of the Transmission and Processing Division of Mitchell
                                                     Energy Corporation (1979 to 1991); term as director expires 2002
Jim J. Shoemake                              62      Director since June 1994; partner of Guilfoil, Petzall & Shoemake
                                                     (since 1970); term as director expires 2001
Valeria Schall                               46      Executive Vice President since October, 1996, Treasurer since July, previously Vice President since 1992; Corporate Secretary since
                                                     1985 and Assistant to the Chairman since 1987
Bradley L. Beneke                            46      Senior Vice President - Operations since April 2000; Vice President since April 2000; previously Pricing Director since June 1995;
                                                     previously Regional Manager since September 1991.
Robert C. Heagerty                           53      Sr. Vice President since September 1997, previously Divisional Vice
                                                     President since June 1993; previously Regional Manager since
                                                     December 1986.
J. Greg House, Sr.                           43      Vice President - Management Information Systems since June, 1996;
                                                     previously Director-MIS since September 1994 and Manager-MIS Paul
                                                     Mueller Co. since 1987.
Andrew J. Stevens                            44      Assistant Vice President-Treasurer since April 2000; previously;
                                                     Assistant Vice President-Financial Analysis since April 1999;
                                                     Previously director of Budgets and LPG Supply since July 1997;
                                                     Previously Budget Director since April 1995; previously Regional
                                                     Manager since August 1992.

         Each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey, Ms. Lindsey and Ms. Schall who are employed pursuant to an Employment Agreement that expires June 24, 2004, September 24, 2004 and September 24, 2004, respectively.

Item 11.  Executive Compensation

Executive Compensation

         The following table provides compensation information for each of the years ended June 30, 2000, 1999 and 1998, for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were only two) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none).

                           Summary Compensation Table


                                                          Annual Compensation
Name and Principal                                        -------------------
 Position at End of Fiscal           Fiscal                                     Other Annual              All Other
 Year 2000                            Year        Salary        Bonus           Compensation            Compensation
--------------------------           ------       ------        -----           ------------            ------------
Paul S. Lindsey, Jr.                   2000       $400,000       -----              -----                    -----
Chief Executive Officer,               1999       $400,000       -----              -----                    -----
Chairman of the Board                  1998       $400,000                          -----                    -----
And President

Valeria Schall                         2000       $100,000      $30,000             -----                    -----
Executive Vice President               1999       $100,000      $30,000             -----                    -----
                                       1998       $100,000      $35,000             -----                    -----

Kristin L. Lindsey                     2000       $100,000      $30,000             -----                    -----
Executive Vice President               1999       $100,000      $30,000             -----                    -----
And Director                           1998       $100,000      $35,000             -----                    -----


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

Incentive Stock Option Plan

         There were no options granted to the named officer nor exercised by him during fiscal year 2000 and no unexercised options held by him as of the end of the 2000 fiscal year.

Compensation Committee Interlocks and Insider Participation

         A compensation committee was formed in July 1994, consisting of Messrs. Withers and Shoemake. Mr. Lindsey makes the initial recommendation concerning executive compensation for the executive officers of the Company, other than recommendations concerning his own and his wife's compensation, which are then approved by the compensation committee. The compensation committee determines the compensation of Mr. Lindsey's wife and, subject to the employment agreement described above, Mr. Lindsey.

Director Compensation

         During the last completed fiscal year, the directors of All Star Gas received an annual fee of $25,000, payable quarterly, for their services.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 24, 2000, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                            Number of Shares
Name of Beneficial Owner (1)               Beneficially Owned         Percent
----------------------------               ------------------         -------
Paul S. Lindsey, Jr. (2)                          1,546,548             73.7
Kristin L. Lindsey (2)                              762,125             36.3
Valeria Schall                                       97,927              4.7
Bruce M. Withers, Jr.                                57,500              2.7
Jim J. Shoemake                                      57,500              2.7
All directors and executive                       1,918,404             91.5
  Officers as a group (8 persons)(3)

-----------------
(1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 119 W. Commercial Street, Lebanon, Missouri 65536.
(2) Mr. Lindsey's shares consist of 784,423 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 762,125 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.
(3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 371,856 shares owned by other executive officers.

Item 13.  Certain Relationships and Related Transactions.

         Mrs. Kristin L. Lindsey, who beneficially owns approximately 36.3% of the Company's outstanding Common Stock and is a Director of the Company, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $225,000 in fiscal year 2000 and $250,000 in fiscal year 1999.

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

         Over the past fiscal year, the Company received advances bearing interest at a rate of 12% from its Chief Executive Officer in the amount of $3.8 million which have a remaining balance of $0 at October 13, 2000.

         Effective July 2, 2000, the Company acquired Tres Hombres, Inc., a restaurant chain substantially owned by the principal shareholder of the Company. The transaction was consummated through an exchange of voting common stock and was accounted for in a manner similar to a pooling of interests. The Company sold the assets of Tres Hombres during fiscal 2000.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)(1)   Financial Statements
                      Report of Independent Accountants
                      Consolidated Balance Sheets as of June 30, 2000 and 1999
                        (Restated)
                      Consolidated Statement of Operations for the Years Ended
                        June 30, 2000, 1999 (Restated), and 1998 (Restated)
                      Consolidated Statements of the Stockholders' Equity
                        (Deficit) for the Years Ended June 30, 2000, 1999 (Restated), and 1998 (Restated)
                      Consolidated Statements of Cash Flows for the Years Ended
                         June 30, 2000, 1999 (Restated), and 1998 (Restated)

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

4.4               Supplemental Indenture between the Company and State Street Bank and Trust Company (as
                  successor to Shawmut Bank Connecticut, National Association), dated May 30, 2000, relating to the 12-7/8% Senior Secured Notes due 2000, the First Amendment to the 12-7/8% Senior
                  Secured Notes due 2000, dated May 30, 2000 and the Security Agreement between All Star Gas
                  Inc. of Colorado and State Street Bank and Trust Company, dated May 30, 2000

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

10.3              Employment Agreement between the Company and Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.4              Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No.
                  33-53343)

10.5              Management Agreement between All Star Gas Company, Northwestern Growth Corporation and SYN,
                  Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.13 to the
                  Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995)

10.6              Agreement Among Initial Stockholders and SYN, Inc. dated May 17, 1995 (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1995).


10.7              Waiver Agreement dated April 29, 1995 by and among All Star Gas Corporation, SYN, Inc., Paul
                  S. Lindsey, Jr. Northwestern Growth Corporation, All Star Energy Corporation, Robert W.
                  Plaster, and Stephen R. Plaster (incorporated herein by reference to Exhibit 10.15 to the
                  Registrant's Annual Report on Form 10-K for the year ended June 30, 1995).

10.8              7/1/96 Agreement Amending Amended and Restated Agreement Among Initial Stockholders and Syn
                  Inc. (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on
                  Form 10(k) for the year ended June 30, 1997).

10.9              11/3/95 Agreement Among Initial Stockholders and Mac Inc. (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10(k) for the year ended June 30,
                  1996).

10.10             11/3/95 Management Agreement between NWPS, Myers Acquisition Company and Empire
                  (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form
                  10(k) for the year ended June 30, 1996)

10.11             7/31/95 Agreement Amending Management Agreement (incorporated herein by reference to Exhibit
                  10.28 to the Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.12             7/31/95 Agreement Amending and Reinstating Agreement Among Initial Stockholders and Syn Inc.
                  (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form
                  10(k) for the year ended June 30, 1996).

10.13+            Propane Sales Agreement dated April 9, 1996, between All Star Gas Corporation and Warren
                  Petroleum Company (incorporated herein by reference to Exhibit 10.30+ to the Registrant's
                  Annual Report on Form 10(k) for the year ended June 30, 1996).

10.14+            Amendment to Supply Contract dated August 15, 1994, between All Star Gas Corporation and
                  Phillips 66 Company (incorporated herein by reference to Exhibit 10.31+ to the Registrant's
                  Annual Report on Form 10(k) for the year ended June 30, 1996).

10.15+            Supply Contract dated April 1, 1996, between All Star Gas Corporation and Conoco, Inc.
                  (incorporated herein by reference to Exhibit 10.32+ to the Registrant's Annual Report on
                  Form 10(k) for the year ended June 30, 1996).

10.16+            Liquefied Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and
                  Shell Anacortes Refining Company (incorporated herein by reference to Exhibit 10.34+ to the
                  Registrant's Annual Report on Form 10(k) for the year ended June 30, 1996).

10.17+            Liquefied Petroleum Gas Contract dated July 1, 1996 between All Star Gas Corporation and
                  Shell Oil Company (incorporated herein by reference to Exhibit 10.35+ to the Registrant's
                  Annual Report on Form 10(k) for the year ended June 30, 1996).


10.18+            Propane Sales Agreements between All Star Gas Corporation and Warren Petroleum Company
                  (incorporated herein by reference to Exhibit 10.36+ to the Registrant's Annual Report on
                  Form 10(k) for the year ended June 30, 1996).

10.19+            Liquefied Petroleum Gas Contract dated June 1, 1996 between All Star Gas Corporation and
                  Shell Oil Company (incorporated herein by reference to Exhibit 10.37+ to the Registrant's
                  Annual Report on Form 10(k) for the year ended June 30, 1996).

10.20             December 31, 1997, Lease of Aircraft Agreement between Paul S. Lindsey, LLC, and All Star
                  Gas Corporation (incorporated herein by reference to Exhibit 10.37 to the Registrant's
                  Annual Report on Form 10(k) for the year ended June 30, 1998)

10.21             Financing Agreement by and among All Star Gas Corporation and Ableco Finance LLC dated March
                  12, 1999 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly
                  Report on Form 10 (q) for the quarter ended March 31, 1999.

21.1              Subsidiaries of the Company

27.1              Financial Data Schedules

+                 Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

                  (b)  Reports on Form 8-K
                           January 14, 2000
                           February 25, 2000
         `                 March 1, 2000
                           April 17, 2000
                           April 20, 2000
                           May 5, 2000
                           May 12, 2000
                           May 24, 2000
                           May 30, 2000
                           June 30, 2000
                           July 31, 2000
                           August 31, 2000
                           September 29, 2000

                  (c)  Exhibits
                           See (a)(3) above.

                  (d)  Financial Statements
                           See (a)(1) above.

                                   SIGNATURES

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

Dated:  October 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                              Capacity in which Signed
          ---------                              ------------------------

/s/ Paul S. Lindsey, Jr.                       Chief Executive Officer and
------------------------------                 Chairman of the Board
    Paul S. Lindsey, Jr.

/s/ Willis D. Green                            Controller, Principal Financial
------------------------------                 Accounting Officer
    Willis D. Green


/s/ Kristin L. Lindsey                         Director
------------------------------
    Kristin L. Lindsey

/s/ Bruce M. Withers, Jr.                      Director
------------------------------
    Bruce M. Withers, Jr.

/s/ Jim J. Shoemake                            Director
------------------------------
    Jim J. Shoemake

                            All Star Gas Corporation

            Accountants' Report and Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

                            ALL STAR GAS CORPORATION

                             JUNE 30, 2000 AND 1999

                                    CONTENTS
                                                                          Page

INDEPENDENT ACCOUNTANTS' REPORT..........................................   1

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets........................................................   3
   Statements of Operations .............................................   4
   Statements of Stockholders' Equity (Deficit)..........................   5
   Statements of Cash Flows..............................................   6
   Notes to Financial Statements.........................................   7

INDEPENDENT ACCOUNTANTS' REPORT ON
   SUPPLEMENTARY INFORMATION.............................................  26

SUPPLEMENTARY INFORMATION
   Consolidated Schedules of Sales and Gross Profit......................  27
   Consolidated Schedules of General and
    Administrative Expenses..............................................  28

                         Independent Accountants' Report

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

    We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has previously suffered recurring losses from operations and has net working capital and stockholders' equity deficiencies at June 30, 2000. As also discussed in Note 2, the Company is in default with respect to its Senior Secured Notes due 2004 and 9% Subordinated Debentures due 2007 and has incurred a significant federal tax liability as a result of retail service center dispositions in fiscal 2000 that it was unable to pay when due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Board of Directors and Stockholders
All Star Gas Corporation
Page 2



     As discussed in Note 16, the consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998, have been retroactively restated to reflect the acquisition of Tres Hombres, Inc.



                                        /s/ BAIRD, KURTZ & DOBSON
                                        ----------------------------------------
                                        BAIRD, KURTZ & DOBSON




Springfield, Missouri
August 25, 2000, except for Notes 2 and 5
    as to which the date is September 29, 2000

                            ALL STAR GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 1999
                      (In Thousands, Except Share Amounts)

                                     ASSETS

                                                                                  1999
                                                               2000            (Restated)
                                                              -------          ----------
CURRENT ASSETS
   Cash                                                       $   432           $  1,323
   Trade receivables, less allowance
     for doubtful accounts; 2000 - $300, 1999 - $526            2,226              4,262
   Current maturities of note receivable                           45                 --
   Inventories                                                  4,121              4,854
   Prepaid expenses                                                91                974
   Refundable income taxes                                         --                749
   Deferred income taxes                                          150                300
                                                              -------           --------
         Total Current Assets                                   7,065             12,462
                                                              -------           --------

PROPERTY AND EQUIPMENT, At Cost
   Land and buildings                                           4,568             12,132
   Storage and consumer service facilities                     37,134             77,505
   Transportation, office and other equipment                  16,393             31,165
                                                              -------           --------
                                                               58,095            120,802
   Less accumulated depreciation                               24,777             43,378
                                                              -------           --------
                                                               33,318             77,424
                                                              -------           --------

OTHER ASSETS
   Debt acquisition costs, net of amortization                    823              3,718
   Excess of cost over fair value of net assets
     acquired, at amortized cost                                6,176             11,261
   Note receivable                                                927                 --
   Other                                                        1,186              2,110
                                                              -------           --------
                                                                9,112             17,089
                                                              -------           --------

                                                              $49,495           $106,975
                                                              =======           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   1999
                                                                 2000            (Restated)
                                                               --------          ----------
CURRENT LIABILITIES
   Checks in process of collection                             $  1,028           $  1,884
   Current maturities of long-term debt                          57,897              2,252
   Accounts payable                                               3,460              2,415
   Accrued salaries                                                 723              1,560
   Accrued interest                                               8,034              4,171
   Accrued expenses                                               1,480                973
   Customer prepayments                                           5,008              9,027
   Due to related parties                                            --              1,430
   Income taxes payable                                           9,948                 --
                                                               --------           --------
         Total Current Liabilities                               87,578             23,712
                                                               --------           --------

LONG-TERM DEBT                                                    3,177            145,458
                                                               --------           --------

DEFERRED INCOME TAXES                                             2,788                794
                                                               --------           --------

ACCRUED SELF-INSURANCE LIABILITY                                  1,871                320
                                                               --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common; $.001 par value; authorized 20,000,000
     shares; issued June 30, 2000 and 1999,
     14,291,020 shares                                               14                 14
   Common stock purchase warrants                                 1,227              1,227
   Additional paid-in capital                                    28,574             28,574
   Retained earnings (deficit)                                   12,180             (5,210)
                                                               --------           --------
                                                                 41,995             24,605

   Treasury stock, at cost; 12,704,105 shares                   (87,914)           (87,914)
                                                               --------           --------
                                                                (45,919)           (63,309)
                                                               --------           --------

                                                               $ 49,495           $106,975
                                                               ========           ========

See Notes to Consolidated Financial Statements

                            ALL STAR GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                    (In Thousands, Except Per Share Amounts)

                                                                           1999                1998
                                                         2000            (Restated)          (Restated)
                                                       --------          ----------          ----------
OPERATING REVENUE                                      $ 80,617           $ 83,563            $ 90,963

COST OF PRODUCT SOLD                                     46,425             37,971              43,839
                                                       --------           --------            --------

GROSS PROFIT                                             34,192             45,592              47,124
                                                       --------           --------            --------

OPERATING COSTS AND EXPENSES
   Provision for doubtful accounts                          464                227                 342
   General and administrative                            33,082             32,377              33,338
   Depreciation and amortization                          8,169              9,776               9,723
   Gain on sale of assets                               (44,940)              (547)               (340)
                                                       --------           --------            --------
                                                         (3,225)            41,833              43,063
                                                       --------           --------            --------

OPERATING INCOME                                         37,417              3,759               4,061
                                                       --------           --------            --------

OTHER INCOME (EXPENSE)
   Interest expense                                     (18,062)           (11,965)            (11,577)
   Amortization of debt discount                         (2,042)            (7,762)             (6,796)
   Restructuring proposal costs                              --                 --                (910)
                                                       --------           --------            --------
                                                        (20,104)           (19,727)            (19,283)
                                                       --------           --------            --------

INCOME (LOSS) BEFORE INCOME TAXES                        17,313            (15,968)            (15,222)

PROVISION (CREDIT) FOR INCOME TAXES                       7,892             (5,197)             (4,130)
                                                       --------           --------            --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   9,421            (10,771)            (11,092)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt, net of income
     taxes of $4,630                                      7,969                 --                  --
                                                       --------           --------            --------

NET INCOME (LOSS)                                      $ 17,390           $(10,771)           $(11,092)
                                                       ========           ========            ========

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM                                  $   5.94           $  (6.79)           $  (6.99)

BASIC AND DILUTED INCOME PER COMMON
   SHARE ON EXTRAORDINARY ITEM                             5.02                 --                  --
                                                       --------           --------            --------

BASIC AND DILUTED INCOME (LOSS) PER
   COMMON SHARE                                        $  10.96           $  (6.79)           $  (6.99)
                                                       ========           ========            ========

See Notes to Consolidated Financial Statements

                            ALL STAR GAS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (In Thousands)


                                                Common                                                         Total
                                                Stock        Additional                                     Stockholders'
                                  Common       Purchase       Paid-In        Retained       Treasury           Equity
                                   Stock       Warrants       Capital        Earnings         Stock           (Deficit)
                                  ------       --------      ----------      --------       ---------         ---------
BALANCE, JULY 1, 1997              $14          $1,227         $27,119       $ 16,653        $(87,914)        $(42,901)

CAPITAL CONTRIBUTED
   TO TRES HOMBRES,
   INC.                             --              --              30             --              --               30

NET LOSS                            --              --              --        (11,092)             --          (11,092)
                                   ---          ------         -------       --------        --------         --------

BALANCE, JUNE 30, 1998              14           1,227          27,149          5,561         (87,914)         (53,963)

CAPITAL CONTRIBUTED
   TO TRES HOMBRES,
   INC.                             --              --           1,425             --              --            1,425

NET LOSS                            --              --              --        (10,771)             --          (10,771)
                                   ---          ------         -------       --------        --------         --------

BALANCE, JUNE 30, 1999              14           1,227          28,574         (5,210)        (87,914)         (63,309)


NET INCOME                          --              --              --         17,390              --           17,390
                                   ---          ------         -------       --------        --------         --------

BALANCE, JUNE 30, 2000             $14          $1,227         $28,574       $ 12,180        $(87,914)        $ 45,919)
                                   ===          ======         =======       ========        ========         ========

See Notes to Consolidated Financial Statements

                            ALL STAR GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (In Thousands)

                                                                                              1999               1998
                                                                          2000             (Restated)         (Restated)
                                                                        --------           ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $ 17,390            $(10,771)          $(11,092)
   Items not requiring (providing) cash:
     Depreciation                                                          6,406               7,643              7,731
     Amortization                                                          3,423               9,895              8,788
     Gain on sale of assets                                              (44,940)               (547)              (340)
     Extraordinary gain on extinguishment of debt                         (7,969)                 --                 --
     Deferred income taxes                                                 2,144              (4,099)            (2,597)
   Changes in:
     Trade receivables                                                      (563)                583                 93
     Inventories                                                          (2,085)              2,099                332
     Prepaid expenses and other                                            1,228              (1,541)               739
     Accounts payable and customer prepayments                            (4,265)                352              1,735
     Accrued expenses and self-insurance                                  11,151                 355               (450)
                                                                        --------            --------           --------
         Net cash provided by (used in) operating activities             (18,080)              3,969              4,939
                                                                        --------            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of retail service centers and other assets         91,646               3,131              2,821
   Acquisition of retail service centers                                    (601)               (601)            (4,435)
   Purchases of property and equipment                                    (4,120)             (3,655)            (7,566)
   Advances from (to) related parties                                     (1,430)                770              1,505
                                                                        --------            --------           --------
         Net cash provided by (used in) investing activities              85,495                (355)            (7,675)
                                                                        --------            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in working capital facility                        (4,756)               (294)             4,500
   Principal payments on purchase obligations                             (2,812)             (3,810)            (2,355)
   Proceeds from issuance of long-term debt obligations                      118                 695                373
   Increase (decrease) in checks in process of collection                   (856)                202                182
   Principal payment on subordinated debentures                               --                 (13)                --
   Principal payment on senior secured notes                             (60,000)                 --                 --
                                                                        --------            --------           --------
         Net cash provided by (used in) financing activities             (68,306)             (3,220)             2,700
                                                                        --------            --------           --------

INCREASE (DECREASE) IN CASH                                                 (891)                394                (36)

CASH, BEGINNING OF YEAR                                                    1,323                 929                965
                                                                        --------            --------           --------

CASH, END OF YEAR                                                       $    432            $  1,323           $    929
                                                                        ========            ========           ========

See Notes to Consolidated Financial Statements

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

Nature of Operations

     The Company's principal operation is the sale of liquefied propane (LP) gas. Most of the Company's customers are owners of residential single or multifamily dwellings who make periodic purchases on unsecured credit. Such customers are located throughout the United States with the larger number concentrated in the central and western states and along the Pacific coast. During the first half of 2000, the Company also operated a restaurant chain (Note 16).

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

Principles of Consolidation

     The consolidated financial statements include the accounts of All Star Gas Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition Policy

     Sales and related cost of product sold are recognized upon delivery of the product or service.

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30, the inventories were:

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

Inventories (Continued)

                                                          2000           1999
                                                          -----         ------
                                                             (In Thousands)

     Gas and other petroleum products                     $2,832        $2,003
     Gas distribution parts, appliances and equipment      1,289         2,851
                                                          ------        ------

                                                          $4,121        $4,854
                                                          ======        ======

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

Amortization

     Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the 1994 senior secured note costs (originally $5,143,000) are amortized over ten years; and the costs of the 1999 revolving credit facility (originally $1,279,000) were amortized over three years.

     Amortization of discounts on debentures and notes (Note 5) is on the effective interest, bonds outstanding method.

     The majority of the excess of cost over fair value of net assets acquired relates to a transaction originating prior to July 1, 1994, and is being amortized on the straight-line basis over 25 years. Excess of cost over fair value of net assets on subsequent acquisitions is amortized on the straight-line basis over five years.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

Income (Loss) Per Common Share

     Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,586,915 for each of the periods ended June 30, 2000, 1999 (restated) and 1998 (restated).

Futures Contracts and Purchase Commitments

     The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LP gas inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. The Company also routinely makes purchase commitments for the delivery of LP gas inventories, particularly during its peak winter selling season. At June 30, 2000 and 1999, the Company had approximately $11,949,000 and $872,000, respectively, in outstanding commitments to purchase LP gas for inventory. As of June 30, 2000, the Company's open positions on futures contracts are immaterial, and at June 30, 1999, the Company had no open positions on futures contracts.

Impact of Recent Accounting Pronouncements

     The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Financial Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will apply SFAS 133 and 138 beginning with the first quarter of its fiscal year ending June 30, 2001, on a prospective basis.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

     Derivative financial instruments held by the Company as of July 1, 2000, consist of forward purchase commitments for LP gas. Management has determined that the Company will elect not to apply the normal purchases and normal sales exception and the hedge accounting provisions of the new standards to those derivative financial instruments held at June 30, 2000. Instead, those instruments will be recorded at their fair value with subsequent changes in fair value included in earnings.

     The Company will recognize the existing derivative financial instruments at their fair value as of July 1, 2000, net of related deferred income taxes, as a cumulative effect of change in accounting principle. The cumulative effect is not currently determinable as management has not yet completed the process of determining the amount thereof. Management believes that the adoption of these statements will not have a material adverse impact on the Company's financial statements.

Segment Information

     The principal business of the Company is the sale of LP gas. During the first half of 2000, the Company also operated a restaurant chain (Note 16). The Company has no significant assets other than those used in its principal business. The LP gas operation is the Company's only reportable segment. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

Reclassification

     During the fourth quarter of fiscal year 2000, the Company recorded a reclassification adjustment that increased additional paid-in capital and decreased retained earnings (deficit) by $1,455,000 for capital contributed to Tres Hombres, Inc. (Note 16) in 1999 and 1998. This adjustment had no effect on net income.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 2: MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

     The Company reported income from operations during fiscal 2000 primarily due to the gains recognized on the sale of certain retail service centers (Note
15). The Company had previously suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies. On July 31, 2000, the Company went into default with respect to the remaining 40% of its Senior Secured Notes due 2004 (Note 5) and, consequently, went into default with respect to its 9% Subordinated Debentures due 2007 (Note 5).

     Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $9.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") may attempt collection by various means including placing liens on Company assets and seizing bank accounts.

     The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. These include the ongoing plan of strategic geographic consolidation of service centers, disposing of nonstrategic or marginal locations, merging small acquisitions into existing markets, and reduction of general and administrative expenses. Also, the Company is in negotiations with the holders of both the Senior Secured Notes and the Subordinated Debentures seeking to restructure these debts and replace the current indentures with new indentures. It is also in negotiations with the IRS for a workout plan to settle the current tax obligation. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

NOTE 3: RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, the Company has purchased $225,000, $250,000 and $189,000, respectively, of paint from a corporation owned by the spouse of the Company's principal stockholder.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 3: RELATED PARTY TRANSACTIONS (Continued)

     In December 1996, the Company acquired a 10% ownership interest in Propane Resources Transportation, Inc. (PRT). PRT provides transport services for a portion of the Company's propane delivery needs resulting in freight charges paid to PRT during 2000, 1999 and 1998 of $1,157,000, $773,000 and $768,000,
respectively.

     During the year ended June 30, 1997, the Company acquired a 39% interest in Propane Resources Supply and Marketing, LLC (PRSM) for $263,000. The Company's investment is stated at amortized cost plus equity in the affiliate's undistributed net income since acquisition. The Company sells LP gas to PRSM on a regular basis. The Company paid consulting fees of $250,000, $150,000 and $200,000 to PRSM during 2000, 1999 and 1998, respectively.

     At June 30, 2000 and 1999, the Company has invested $134,000 along with certain key employees in real estate partnerships as special limited partners for tax credit allocation purposes.

     In 1998, the Company entered into an operating lease with the principal stockholder for an aircraft. The lease required $95,000 in annual payments for a term of three years that began in January 1998. In April 2000, the lease agreement was terminated. The lease agreement required the Company to maintain the aircraft in its condition at lease inception with normal wear and tear excepted. The Company incurred expenses of $225,000 at the termination of the lease to comply with this requirement.

     In 2000 and 1999, the principal stockholder loaned the Company amounts totaling $3.8 million and $3.4 million, respectively, bearing interest at a rate of 12%, with terms ranging from seven days to six months. At June 30, 2000 and 1999, the balance of these obligations was $0 and $400,000, respectively.


NOTE 4: NOTE RECEIVABLE

     The note receivable is secured primarily by three deeds of trust on real property located in the counties of Laclede, Camden and Crawford in the state of Missouri. The note is due in monthly installments of $11,000, including interest at 9.375%, until August 2012.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 5: LONG-TERM DEBT

     Long-term debt at June 30 consisted of (in thousands):

                                                                                  1999
                                                                   2000        (Restated)
                                                                  -------      ----------
    Working capital facility (A)                                  $    --       $  4,756
    127/8% Senior Secured Notes, due 2004 (B)                      50,880        127,200
    9% Subordinated Debentures, due 2007 (C)                        9,729          9,729
    Purchase contract obligations and capital leases (D)            4,643         11,102
                                                                  -------       --------
                                                                   65,252        152,787
    Less unamortized discounts                                      4,178          5,077
                                                                  -------       --------
                                                                   61,074        147,710
    Less current maturities                                        57,897          2,252
                                                                  -------       --------

                                                                  $ 3,177       $145,458
                                                                  =======       ========

(A) The working capital facility was provided by a commercial financing entity in March 1999. All of the Company's receivables and inventories were pledged as collateral to the agreement which contained covenants concerning reporting, EBITDA, tangible net worth and fixed charge coverage ratio requirements, and debt and certain dividend restrictions. In February 2000, the working capital facility was paid in full.

      The facility provided for borrowing up to $15 million, subject to a sufficient borrowing base. The facility had borne interest at the greater of 7.75% or the reference rate (prime) plus 4%. The agreement provided for payment of a $150,000 funding fee on the anniversary date of the loan each year.

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

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 5: LONG-TERM DEBT (Continued)

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

      In May 2000, the Company received consent from the outstanding note holders to amend the indenture and the notes. Pursuant to the amendments, the Company redeemed 60% of the principal balance of the notes in the ratio of $786 per $1,000 principal. The aggregate amount paid was $60 million and was generated through the proceeds from the sales of various retail service centers. The redemption resulted in the Company recording an extraordinary gain of approximately $12.6 million, less income taxes of $4.6 million.

      The remaining balance was to have been paid at the same discounted ratio at July 31, 2000, without any further accrual of interest since the last interest period that ended January 15, 2000. Proceeds from additional sales of service centers were to be used to generate the funds for the payment.

      On July 31, 2000, the Company defaulted with respect to the balance of the notes which, consequently, also caused the Company to be in default with respect to its 9% Subordinated Debentures, due 2007 (see item (C)). The Company was unable to enter into a definitive agreement for the sale of certain of its retail service centers to provide the funds necessary to redeem the remaining principal balance of the notes. The Company is negotiating with the holders seeking to restructure and extend the maturity of the notes.

      As a result of the default, the note holders have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligation is included in current liabilities at June 30, 2000. The note holders have not accelerated the balance due under the notes as of September 15, 2000.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 5: LONG-TERM DEBT (Continued)

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

      On the June 30, 2000, interest due date, the Company notified note holders that it would use its 30 day grace period. At the same time, the Company offered to exchange the notes for a like principal amount on all of the outstanding notes and to amend the indenture governing the notes. The primary provisions of the offer include deferring all interest payments until maturity and eliminating the covenant in the indenture which requires it to maintain the registration of the notes under the Securities and Exchange Act of 1934. Consummation of the offer is subject to several conditions including the amendment of the indenture governing the notes and the acceptance of 662/3% in aggregate principal amount of the outstanding notes. The offer has an expiration date of October 31, 2000.

      The Company did not make the June 30, 2000, interest payment within the 30 day grace period. As a result, the Company defaulted with respect to the notes. The Company is currently negotiating with the note holders to consummate an exchange offer as discussed above.

      As a result of the default, the note holders have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligation is included in current liabilities at June 30, 2000. The note holders have not accelerated the balance due under the notes as of September 15, 2000.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering trucks and data processing equipment. At June 30, 2000 and 1999, these obligations carried interest rates from 7% to 11% and are due periodically through 2006.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 5: LONG-TERM DEBT (Continued)

     Aggregate annual debt service requirements (in thousands) of the long-term debt outstanding at June 30, 2000, are:

                                                                  Total
                               Principal        Interest      Debt Service
                               ---------        --------      ------------
              2001              $57,897          $8,908          $66,805
              2002                  785             214              999
              2003                  670             164              834
              2004                  529             115              644
              2005                  446              77              523
           Thereafter               747              60              807
                                -------          ------          -------

                                $61,074          $9,538          $70,612
                                =======          ======          =======


NOTE 6: INCOME TAXES

     The provision (credit) for income taxes on income before extraordinary item includes these components:

                                                              1999           1998
                                               2000        (Restated)     (Restated)
                                               ----        ----------     ----------
                                                         (In Thousands)
   Taxes currently payable (refundable)       $5,748        $(1,098)        $(1,533)
   Deferred income taxes                       2,144         (4,099)         (2,597)
                                              ------        -------         -------

                                              $7,892        $(5,197)        $(4,130)
                                              ======        =======         ========

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 6: INCOME TAXES (Continued)

     The tax effects of temporary differences at June 30, 2000 and 1999 (restated), related to deferred taxes were:

                                                                                        1999
                                                                      2000           (Restated)
                                                                     ----             ----------
                                                                          (In Thousands)
   Deferred Tax Assets

     Allowance for doubtful accounts                                 $   110           $    191
     Accounts receivable advance collections                              --                 36
     Self-insurance liabilities and contingencies                      1,472              1,247
     Original issue discount                                           4,041             10,046
     Net operating loss carryforwards                                     --              2,864
     Alternative minimum tax credit carryforwards                         --              2,200
                                                                     -------           --------
                                                                       5,623             16,584

   Deferred Tax Liability

     Accumulated depreciation and tax cost differences                (8,261)           (17,078)
                                                                     -------           --------

         Net deferred tax liability                                  $(2,638)          $   (494)
                                                                     =======           ========

    The above net deferred tax liability is presented on the June 30 balance sheets as follows:

                                                                                         1999
                                                                       2000           (Restated)
                                                                     -------          ----------
                                                                           (In Thousands)
   Deferred Tax Assets (Liabilities)

     Deferred tax asset - current                                    $   150           $    300
     Deferred tax liability - long-term                               (2,788)              (794)
                                                                     -------           --------

         Net deferred tax liability                                  $(2,638)          $   (494)
                                                                     =======           ========

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 6: INCOME TAXES (Continued)

     A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                                       1999            1998
                                                         2000        (Restated)      (Restated)
                                                        ------       ----------      ----------
                                                                   (In Thousands)
Computed at the statutory rate (34%)                    $5,886         $(5,429)        $(5,175)
Increase (decrease) resulting from:
   Amortization of excess of cost over
     fair value of net assets acquired                     210             389             386
   State income taxes - net of federal tax benefit       1,323            (280)            (96)
   Nondeductible travel costs and other expenses            28              31              28
   Nondeductible goodwill amortization on sold
     retail service centers                                895              --              --
   Other                                                  (450)             92             727
                                                        ------         -------         -------

     Actual tax provision (credit)                      $7,892         $(5,197)        $(4,130)
                                                        ======         =======         =======


NOTE 7: SELF-INSURANCE AND CONTINGENCIES

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

     The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 2000 and 1999. The current portion of the ending liability of $400,000 at June 30, 2000 and 1999, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 7: SELF-INSURANCE AND CONTINGENCIES (Continued)

     The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program and other business related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $1,079,000, $816,000 and $700,000 for the years ended June 30, 2000, 1999 (restated) and 1998 (restated), respectively.

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

NOTE 8:  STOCK OPTIONS AND WARRANTS

Stock Options

     The Company has established a Stock Option Plan for the benefit of its employees, consultants and directors. Stock options may be either incentive stock options or nonqualified stock options, with an option price no less than the fair value of the Company's common stock on the date of the grant. Options are granted for no more than a 10-year term and are exercisable based on a written agreement between the administrator and optionee.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

     The table below summarizes transactions under the Company's stock option plan:

                                              Number of Shares
                                              ----------------

   Balance, June 30, 1997                         672,126
     Granted ($1.00 per share)                    104,000
     Forfeited                                   (192,100)
                                                 --------
   Balance, June 30, 1998                         584,026
     Granted ($1.00 per share)                    154,404
     Forfeited                                   (237,730)
                                                 --------
   Balance, June 30, 1999                         500,700
     Granted ($1.00 per share)                     10,000
     Forfeited                                    (75,000)
                                                  -------

   Balance, June 30, 2000                         435,700
                                                  =======

     Options outstanding at June 30, 2000, have a weighted-average remaining contractual life of approximately seven years with 313,680 options currently exercisable. The exercise price was $7.00 per share until May 2000 when it was reduced to $1.00 per share.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because, in the opinion of management, such values do not have a material effect.

Common Stock Purchase Warrants

     The Company issued detachable warrants to purchase common stock in connection with the issuance of 127/8% Senior Secured Notes in 1994. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable currently and will expire on July 15, 2004. No warrants were issued or exercised in 2000, 1999 and 1998. Warrants to purchase 175,536 shares were outstanding at June 30, 2000 and 1999.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 9: ADDITIONAL CASH FLOW INFORMATION

                                                                              1999                1998
                                                             2000          (Restated)           (Restated)
                                                            -------         ----------          ----------
                                                                           (In Thousands)
Noncash Investing and Financing Activities
------------------------------------------
   Notes receivable from sale of retail service
     centers and Tres Hombres, Inc.                         $ 1,350            $   207                  --
   Purchase contract obligations incurred for
     business acquisitions                                     $389                $75             $ 7,115
   Capital lease obligations incurred for property
     and equipment                                             $332               $232                $328

Additional Cash Payment Information
-----------------------------------
   Interest paid                                            $14,199            $11,762             $11,406
   Income taxes paid                                           $552                 --                  --
   Income taxes refunded                                       $869             $1,486                $842

NOTE 10:  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement plan covering substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 2000, 1999 or 1998.


NOTE 11: OPERATING LEASES

     Noncancelable operating leases, which cover office space and various equipment, expire in various years through 2012. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 11: OPERATING LEASES (Continued)

     Future minimum lease payments (in thousands) at June 30, 2000, were:

            2001                                         $  586
            2002                                            451
            2003                                            417
            2004                                            410
            2005                                            407
            Thereafter                                    2,686
                                                         ------

            Future minimum lease payments                $4,957
                                                         ======


NOTE 12: RESTRUCTURING PROPOSAL COSTS

     During the year ended June 30, 1998, the Company was considering a proposal to restructure its debt and equity. The Company abandoned the proposal and has expensed the related costs of $910,000 during the year ended June 30, 1998.

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


NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2000 and 1999, the Company's financial instruments consist of cash, trade receivables and payables, receivables from related parties and long-term debt. The following methods were used to estimate the fair value of financial instruments:

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         (Continued)

Note Receivable

     Fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities.

Long-Term Debt

     Fair value of the Senior Secured Notes is estimated based on the trading prices of this debt issuance. The fair value of the Subordinated Debentures is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The fair value of the other debt approximates carrying value as other debt consists of multiple mortgage obligations and the working capital facility with interest rates approximating rates currently available to the Company.

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be acquired or sold individually or in the aggregate.

                                                                       June 30
                                             ------------------------------------------------------------
                                                                                          1999
                                                       2000                            (Restated)
                                             ------------------------          --------------------------
                                            Carrying            Fair           Carrying            Fair
                                             Amount            Value            Amount             Value
                                             -------          -------          --------           -------
Financial Assets:
   Cash                                         $432             $432            $1,323            $1,323
   Note receivable                              $972             $972                --                --
Financial Liabilities:
   Senior Secured Notes, due 2004            $50,535          $40,000          $126,183           $94,764
   Subordinated Debentures, due 2007          $5,896           $5,843            $5,669            $5,669
   Other long-term debt                       $4,643           $4,643           $15,858           $15,858

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 15: ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

     During the year ended June 30, 2000, the Company acquired one LP gas operation through an asset purchase transaction for a total of $545,000, of which $5,500 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. During the year ended June 30, 1999, the Company acquired one LP gas operation through an asset purchase transaction for a total of $675,000, of which $590,000 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. Each of these acquisitions has been accounted for as a purchase by recording the assets acquired and the liabilities assumed at their estimated fair values at the acquisition date. Amounts paid above these fair values are recorded as excess of cost over fair value of net assets acquired. The consolidated operations of the Company include the operations of the acquirees from the acquisition dates. The pro forma effects of the acquisitions as if they had been completed at the beginning of the year would not be materially different from actual results.

     During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions were made at the beginning of the current and previous years, are shown below:

                                    2000               1999
                                    ----               ----
                                         (In Millions)
   Operating revenue               $55.7               $46.1

   Net income (loss)               $14.9              $(14.9)

     The pro forma results are not necessarily indicative of what would have occurred had the retail service center dispositions been on those dates, nor are they necessarily indicative of future operations.


NOTE 16: BUSINESS ACQUISITION AND DISPOSITION

     On July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain controlled by the Company's principal stockholder, in a transaction that was accounted for in a manner similar to a pooling of interests. The Company issued 22,865 shares of stock previously held in treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. The consolidated

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

NOTE 16: BUSINESS ACQUISITION AND DISPOSITION (Continued)

balance sheets as of June 30, 1999, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998, have been retroactively restated to include Tres Hombres, Inc. This resulted in an increase in net loss for fiscal 1999 and 1998 of $1,144,000 and $1,138,000, respectively, and an increase in basic and diluted loss per common share for both fiscal 1999 and 1998 of $0.63.

     Due to covenant requirements established by its working capital lender, the Company sold Tres Hombres, Inc. in December 1999, recognizing a loss of approximately $363,000. The sale was consummated through receipt of a promissory note and assumption of certain liabilities by the buyer. Unaudited pro forma consolidated operations, assuming the disposition was made at the beginning of the current and previous years, are shown below:

                                  2000               1999
                                  ----               ----
                                       (In Millions)

   Operating revenue             $78.7               $79.5

   Net income (loss)             $18.3               $(9.6)

                       Independent Accountants' Report on
                            Supplementary Information


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The nature of our audit procedures is more fully described in our report on the basic consolidated financial statements. Our report on the basic consolidated financial statements includes an emphasis paragraph discussing substantial doubt about the Company's ability to continue as a going concern. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


                                                        BAIRD, KURTZ & DOBSON





Springfield, Missouri
August 25, 2000

                            ALL STAR GAS CORPORATION

                CONSOLIDATED SCHEDULES OF SALES AND GROSS PROFIT

                       YEARS ENDED JUNE 30, 2000 AND 1999
                                 (In Thousands)


                                                                                            1999
                                                  2000                                   (Restated)
                                   -------------------------------------     -------------------------------------
                                                       Gross Profit                             Gross Profit
                                                 -----------------------                   -----------------------
                                                              Percentage                                Percentage
                                    Sales         Amount      of Revenue      Sales         Amount      of Revenue
                                   -------       -------      ----------     -------       -------      ----------
Gas Sales
   Bulk - retail                   $64,529       $26,696         41.4%       $67,626       $37,076         54.8%
   Bulk - industrial
     accounts                        5,529           910         16.5          2,366          (526)       (22.2)
   Bottle - retail and
     wholesale                       1,593           975         61.2          2,000         1,375         68.8
                                   -------       -------                     -------       -------
                                    71,651        28,581         39.9         71,992        37,925         52.7

Gas Systems
   and Appliances                    3,424           677         19.8          3,741         1,225         32.7
                                   -------       -------                     -------       -------
                                    75,075        29,258                      75,733        39,150


Other Revenue
   Food, liquor and other            1,860         1,252                       4,026         2,638
   Rental, storage
     and leases                      1,607         1,607                       1,706         1,706
   Service labor                     1,453         1,453                       1,494         1,494
   Service charges                     280           280                         341           341
   Miscellaneous                       342           342                         263           263
                                   -------       -------                     -------       -------
Total Operating
   Revenues                        $80,617       $34,192         42.4        $83,563       $45,592         54.6
                                   =======       =======                     =======       =======

                            ALL STAR GAS CORPORATION

          CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES

                       YEARS ENDED JUNE 30, 2000 AND 1999
                                 (In Thousands)

                                                                        1999
                                                         2000        (Restated)
                                                        -------      ----------

Salaries and commissions                                $14,692       $17,625
Transportation                                            2,593         2,032

Office, telephone and utilities                           1,930         2,008
Taxes and licenses other than payroll and income          1,010         1,118

Rent and maintenance of building and equipment            2,657         2,515
Payroll taxes and employee benefits                       2,604         2,630

Insurance and liability claims                            3,773         1,687
Travel and entertainment                                    525           553

Professional fees                                         1,600           866
Advertising                                                 369           412
Miscellaneous                                             1,329           931
                                                        -------       -------

                                                        $33,082       $32,377
                                                        =======       =======

        Independent Accountants' Report on Financial Statement Schedules

Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri

     In connection with our audit of the consolidated financial statements of ALL STAR GAS CORPORATION for each of the three years in the period ended June 30, 2000, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        BAIRD, KURTZ & DOBSON



Springfield, Missouri
August 25, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (In Thousands)

                                      Balance at        Charges to         Amount                      Balance at
                                      Beginning         Costs and         Written                        End of
         Description                   of Year           Expenses           Off            Other          Year
         -----------                  -----------       ----------        ---------        -----        --------
Valuation accounts deducted
   from assets to which they
   apply - for doubtful
   accounts receivable:
     June 30, 2000                        $526             $464             $369            $1(A)          $300
                                                                                         $(322)(B)
     June 30, 1999                        $844             $227             $545            $3 (A)         $526
                                                                                           $(3)(B)
     June 30, 1998                        $899             $342             $475           $96 (A)         $844
                                                                                          $(18)(B)

(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.