Form 10-Q
period 2000-09-30
ALL STAR GAS CORP
filed 2000-11-20
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

      MISSOURI                                                 43-1494323
 -------------------------------                         ----------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of October 31, 2000 was 1,586,915.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                        September 30, 2000
                                                          (Unaudited)            June 30, 2000
                                                        ------------------       -------------
Assets

Current Assets
     Cash                                                   $ 1,601                  $   432
     Trade receivables - net                                  4,329                    2,226
     Current maturities of note receivable                       46                       45
     Inventories                                              5,510                    4,121
     Forward purchase contracts                               3,732                     --
     Prepaid expenses                                           354                       91
     Deferred income taxes                                      150                      150
                                                            -------                  -------

         Total Current Assets                                15,722                    7,065
                                                            -------                  -------

Property, plant and equipment                                55,366                   58,095
     Less accumulated depreciation                           24,175                   24,777
                                                            -------                  -------

         Fixed Assets - Net                                  31,191                   33,318
                                                            -------                  -------

Other Assets
     Debt acquisition costs - net                               890                      823
     Excess of cost over fair value of assets
         acquired - net                                       5,698                    6,176
     Note receivable                                            915                      927
     Other                                                      578                    1,186
                                                            -------                  -------

         Total Other Assets                                   8,081                    9,112
                                                            -------                  -------

Total Assets                                                $54,994                  $49,495
                                                            =======                  =======

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                    September 30, 2000
                                                        (Unaudited)             June 30, 2000
                                                         ---------              -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Current maturities of long-term debt                $  57,963                $  57,897
     Notes payable - bank                                    1,990                     --
     Accrued interest                                        9,825                    8,034
     Customer prepayments                                    7,980                    5,008
     Income taxes payable                                    9,183                    9,948
     Accounts payable and accrued expenses                   6,261                    6,691
     Forward sales and futures contracts                     3,437                     --
                                                         ---------                ---------

         Total Current Liabilities                          96,639                   87,578

Long-term debt                                               2,369                    3,177
Deferred income taxes                                        2,445                    2,788
Accrued self-insurance liability                             1,308                    1,871
                                                         ---------                ---------

         Total Liabilities                                 102,761                   95,414
                                                         ---------                ---------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares                     14                       14
     Common stock purchase warrants                          1,227                    1,227
     Additional paid-in capital                             28,574                   28,574
     Retained earnings                                      10,332                   12,180
                                                         ---------                ---------
                                                            40,147                   41,995

Treasury stock,  at cost
     September 30, 2000 and June 30, 2000 -
         12,704,105 shares                                 (87,914)                 (87,914)
                                                         ---------                ---------

Total Stockholders' Equity (Deficit)                       (47,767)                 (45,919)
                                                         ---------                ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                       $  54,994                $  49,495
                                                         =========                =========


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)




                                                                       2000       1999
                                                                    --------    --------


Operating Revenue                                                   $  7,682    $ 13,244
Cost of Product Sold                                                   4,548       6,451
                                                                    --------    --------
     Gross Profit                                                      3,134       6,793
                                                                    --------    --------

Operating Costs and Expenses
     General and administrative                                        3,508       7,824
     Depreciation and amortization                                     1,034       2,675
     (Gain) loss on sale of assets                                       204        (347)
     Loss on forward and futures contracts                               462        --
                                                                    --------    --------
                                                                       5,208      10,152
                                                                    --------    --------
Operating Loss                                                        (2,074)     (3,359)
                                                                    --------    --------
Other Expense
     Interest expense                                                 (1,821)     (4,372)
     Amortization of debt discount and expense                          (134)       (352)
                                                                    --------    --------
                                                                      (1,955)     (4,724)
                                                                    --------    --------


Loss Before Income Taxes                                              (4,029)     (8,083)

Credit for Income Taxes                                               (1,241)     (2,700)
                                                                    --------    --------
Loss Before Cumulative Effect of Change in Accounting
      Principle                                                       (2,788)     (5,383)

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes of $546,000                                    940        --
                                                                    --------    --------

Net Loss                                                            $ (1,848)   $ (5,383)
                                                                    ========    ========
Basic and Diluted Loss Per Common Share Before
       Cumulative Effect of Change in Accounting Principle          $  (1.75)   $  (3.39)


Basic and Diluted Income Per Common Share on Cumulative Effect of
     Change in Accounting Principle                                      .59        --
                                                                    --------    --------
Basic and Diluted Loss Per Common Share                             $  (1.16)   $  (3.39)
                                                                    ========    ========


See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in Thousands)


                                                        2000       1999
                                                      -------    -------
Cash Flows From Operating Activities
     Net Loss                                         $(1,848)   $(5,383)
     Items not requiring (providing) cash
         Depreciation                                     793      1,892
         Amortization                                     375      1,135
         (Gain) loss on sale of assets                    204       (347)
         Cumulative effect of change in accounting
              principle                                  (940)      --
         Loss on forward and futures contracts            462       --
         Deferred income taxes                           (733)       (18)
     Changes In:
         Trade receivables                             (1,778)      (714)
         Inventories                                   (1,491)    (1,398)
         Prepaid expense and other                        989       (307)
         Accounts payable and customer prepayments      3,827      2,968
         Accrued expenses                                 822        572
         Income taxes payable                            (765)    (2,715)
                                                      -------    -------
            Net cash used in operating activities         (83)    (4,315)
                                                      -------    -------

Cash Flows From Investing Activities
     Purchase of property & equipment                    (620)    (1,037)
     Proceeds from sales of property and equipment        909        311
     Disposal of retail service centers                   929        999
     Advances from related parties                       --        1,930
                                                      -------    -------
     Net cash provided by investing activities          1,218      2,203
                                                      -------    -------

Cash Flows From Financing Activities
     Checks in process of collection                     (985)       284
     Increase in working capital financing               --        1,906
     Proceeds on notes payable - bank                   1,990       --
     Proceeds on long-term debt obligations              --          118
     Principal payments on other long-term debt          (971)      (630)
                                                      -------    -------
          Net cash provided by financing activities        34      1,678
                                                      -------    -------

INCREASE (DECREASE) IN CASH                             1,169       (434)

CASH, BEGINNING OF PERIOD                                 432      1,323
                                                      -------    -------
CASH, END OF PERIOD                                   $ 1,601    $   889
                                                      =======    =======

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 37 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2000, and the consolidated results of its operations and cash flows for the periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2000, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted. The condensed consolidated balance sheet of the Company as of June 30, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         The report of Baird, Kurtz & Dobson commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.


(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company reported income from operations during the fiscal year ended June 30, 2000, primarily due to the gains recognized on the sale of certain retail service centers. The Company has otherwise suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies. On July 31, 2000, the Company went into default with respect to its outstanding Senior Secured Notes due 2004 and, consequently, went into default with respect to its 9% Subordinated Debentures due 2007.

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") may attempt collection by various means including placing liens on Company assets and seizing bank accounts.

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


(3)      SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company purchases comprehensive general, auto and employers liability coverage and an excess liability policy provides for losses of up to $75 million. The general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

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


(4)      FUTURES AND FORWARD CONTRACTS AND CHANGE IN ACCOUNTING PRINCIPLE

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of September 30, 2000, the Company had outstanding commitments to purchase approximately 21.5 million gallons of LP gas for approximately $9.2 million. The Company also had outstanding commitments to sell approximately 33.2 million gallons of LP gas at September 30, 2000.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of September 30, 2000 and July 1, 2000, the Company's open positions on commodity futures contracts consisted of 5.5 million gallons and 210,000 gallons, respectively, and had a fair value of approximately $326,000 and $13,000, respectively. Net unrealized losses on open positions in commodity futures contracts as of September 30, 2000 aggregated approximately $129,000 and were immaterial at July 1, 2000.

         On July 1, 2000, the Company adopted the provisions of Financial Accounting Standards Board Statements (SFAS) Nos. 133 and 138, which establish accounting and reporting standards for derivative financial instruments. SFAS 133 and 138 require most derivative instruments to be reflected as assets or liabilities in the balance sheet at their fair values with changes in fair values reflected in net income (or accumulated other comprehensive income if the criteria for cash flow hedge accounting are met.) An exception to application of the requirements is provided for derivative instruments that meet the criteria of normal purchases/normal sales set forth in the new standards and are, therefore, not recognized.

         Derivative financial instruments held by the Company consist of the forward purchase and sales contracts and the commodity futures contracts discussed above. Certain of the forward purchase and sales contracts meet the normal purchases/normal sales criteria and are not recognized in the financial statements. The remainder of the forward purchase and sales contracts and all of the commodity futures contracts are recognized in the financial statements as the Company has elected not apply the hedge accounting provisions of the new standards to those instruments.

         At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. No disclosure of the pro forma effects as if the new standards had been applied retroactively to prior periods is made as such effects are immaterial. Application of the new standards resulted in recognition of a loss on forward and futures contracts of $462,000 during the quarter ended September 30, 2000.

(5)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of September 30, 2000 and 1999 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of September 30, 2000 and 1999.


(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the three months ended September 30, 2000, the Company sold for cash 3 retail service centers. At June 30, 2000, the carrying value of the retail service centers sold was approximately 4% of total assets. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

         During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions had been completed at the beginning of the previous period, are shown below for the periods ending September 30:

                                                       Three             Three
                                                      Months            Months
                                                       Ended             Ended
                                                      9/30/00           9/30/99
                                                      -------           -------
                                                           (In Millions)

                           Operating revenue          $11.5               $6.6

                           Net loss                   $(3.5)             $(4.6)

         The pro forma results are not necessarily indicative of what would have occurred had the retail service center dispositions been on those dates, nor are they necessarily indicative of future operations.

(7)      BUSINESS ACQUISITION AND DISPOSITION

         On July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain, in which the transaction was accounted for in a manner similar to a pooling of interests. Due to the covenant requirements established by its then existing working capital lender, the Company sold Tres Hombres, Inc. in December 1999. Unaudited pro forma consolidated operations, assuming the disposition had been completed at the beginning of the previous period, are shown below for the periods ending September 30:

                                                       Three             Three
                                                      Months            Months
                                                       Ended             Ended
                                                      9/30/00           9/30/99
                                                      -------           -------
                                                           (In Millions)

                           Operating revenue          $11.5              $12.1

                           Net loss                   $(3.5)             $(5.1)

         The pro forma results are not necessarily indicative of what would have occurred had the business disposition been on those dates, nor are they necessarily indicative of future operations.

(8)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


                  Additional Cash Payment Information                   2000           1999
                  -----------------------------------                   ----           ----

                  Interest Paid                                           $27          $4,800
                  Income Taxes Paid (net of refunds)                     $262             $14

                  Noncash Investing and Financing Activities

                  Mortgage obligations incurred on the purchase of
                       property and equipment                             $85            $389


(9)      SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On July 31, 2000, the Company defaulted with respect to the remaining $50,880,000 principal balance of the 12 7/8% Senior Secured Notes due 2004 (the "Senior Notes") which, consequently, also caused the Company to be in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company was unable to enter into a definitive agreement for the sale of certain of its retail service centers to provide the funds necessary to redeem the remaining principal balance of the Senior Notes. The Company is negotiating to restructure both the Senior Notes and the Subordinated Debentures. The Company has made exchange offers for both the Senior Notes and the Subordinated Debentures of like principal amount. As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at September 30, 2000. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of November 20, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      September 30                             June 30

                                                2000                1999               2000               1999
                                                ----                ----               ----               ----

Total long-term debt (including current
     maturities)                                   $62,322           $149,585             $61,074          $147,710

Working Capital (deficit)                         $(80,917)          $(12,279)           $(80,513)         $(11,250)

Current Ratio                                          .16                .58                 .08               .53



During the three months ended September 30, 2000, the Company incurred $2 million of additional bank debt for working capital purposes. This increase in long-term debt was offset by mortgage obligation principal payments.

The changes in working capital and the resulting effects on the current ratio are due to several factors, including:

o the balance of the Senior Notes and the Subordinated Debentures and their classification as current at September 30, 2000 and June 30, 2000;

o    the use of funds generated from the Company's prepaid product program; and

o the tax related impact of operations affecting deferred tax assets and liabilities.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. Customer prepayments related to the program decreased $3.2 million for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to the divestiture of 66 retail service centers in fiscal year 2000.

The Company is seeking to mitigate the effects of its current cash flow problems through a restructuring of both the Senior Notes and the Subordinated Debentures. On June 30, 2000, the Company offered, to the holders of the Subordinated Debentures, to exchange an aggregate principal amount of up to $9,729,000 of its new 9% Accruing Subordinated Debentures due 2007 (the "Accruing Subordinated Debentures") for a like principal amount of its issued and outstanding 9% Subordinated Debentures. The Accruing Subordinated Debentures will be unsecured obligations of the Company, maturing on December 31, 2007, and will bear interest accruing semiannually from January 1, 2000 at the rate of 9% per year, payable on maturity. The payment of the principal of, premium, if any, and interest on the Accruing Subordinated Debentures will be subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company.

By exchanging a bi-annual cash interest payment obligation under the Subordinated Debentures for the accruing and compounding interest obligation under the Accruing Subordinated Debentures, although beneficial from a cash flow perspective in the short term, the Company will significantly increase its aggregate interest obligations upon maturity of the Accruing Subordinated Debentures. Furthermore, if the exchange offer for the Accruing Subordinated Debentures is not accepted by all of the holders of Subordinated Debentures, the Company will be required to continue to pay interest to such non-tendering holders semiannually in addition to being required to pay all accrued interest payable as of July 31, 2000 to such non-tendering holders. The exchange offer has an expiration date of November 30, 2000.

In the event that the Company fails to make any interest payment otherwise payable pursuant to the Subordinated Debentures or the Accruing Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness.

On November 2, 2000, the Company offered to exchange an aggregate principal amount of $50,880,000 of its 11% Senior Secured Notes due 2003 (the "New Senior Notes") for a like principal amount of its issued and outstanding Senior Notes from the registered holders thereof. The New Senior Notes will evidence the same class of debt as the Senior Notes and will be issued pursuant to, and entitled to the benefits of, an indenture, which the Company and State Street Bank and Trust Company, as trustee, intend to execute on or before the issuance of the New Senior Notes.

The Company's obligation to accept for exchange Senior Notes validly tendered pursuant to the exchange offer is subject to certain conditions, including, without limitation, the tender of 100% of the aggregate principal amount of the Senior Notes outstanding and not owned by the Company and its affiliates.

The New Senior Notes will bear interest at the rate of 11% per annum payable semiannually on each June 30 and December 30 from August 1, 2000. Holders exchanging Senior Notes for New Senior Notes will not receive a cash interest payment for the interest accrued through July 31, 2000 in respect of the Senior Notes exchanged. Except for certain purchase money secured equipment financing and lease obligations of the Company incurred in the ordinary course of its business, the New Senior Notes will be secured obligations of the Company, and rank pari passu with all existing and future secured and senior indebtedness of the Company. The New Senior Notes will be secured by a pledge of certain outstanding shares of stock of the Company and all of the outstanding shares of stock of certain subsidiaries of the Company. The New Senior Notes will also be secured by a lien on certain tangible and intangible assets of All Star Gas Inc. of Colorado and the right to obtain a lien on certain of the remaining current and future assets of the Company and its subsidiaries. The Company may, at its option, redeem the New Senior Notes at any time, in whole or from time to time in part, until maturity, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to a percentage of the principal amount of the New Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

There can be no assurances that the holders of the Senior Notes or the Subordinated Debentures will approve any amendment or restructuring of the Senior Notes or the Subordinated Debentures, respectively. If the holders of the Senior Notes or Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under these circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurances that the Company would succeed in formulating and consummating an acceptable alternative financial structure. In addition, in light of the Company's current financial condition and the existence of certain defaults, the Company may need to seek protection under the federal bankruptcy laws.

As a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") may attempt collection by various means including placing liens on Company assets and seizing bank accounts. The Company is in negotiations with the IRS for a workout plan to settle the current tax obligation.


Results of Operations

Due to the seasonal nature of its business, the Company usually realizes a net operating loss the first quarter. Operating revenues and results of forward and futures contracts for a particular quarter are not necessarily indicative of a full fiscal year's operations primarily because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the three months ended September 30, 2000 and 1999 and the year ended June 30, 2000 (in thousands).


                                                  Three                Three
                                                  Months               Months           Year
                                                  Ended                Ended            Ended
                                                 9/30/00              9/30/99          6/30/00
                                                 -------              -------          -------

Retail Propane Gallons Sold
     (Bulk and Bottle)                            6,246                13,417          74,297

Revenues:
     Propane                                     $6,796              $ 10,222         $71,651
     Gas systems, appliances and other
         fuels                                      409                   879           3,424
     Other                                          477                 2,143           5,542

Gross Profit:
     Propane                                      2,501                 4,732          28,580
     Gas systems, appliances and other
         fuels                                      156                   282             677
     Other                                          477                 1,779           4,935


Volumes. Retail volumes of propane sold decreased 53% in the three months ended September 30, 2000 compared to the same period ended September 30, 1999 mainly due to sales of retail service centers during the previous fiscal year. Comparing stores that were operated by the Company during both 2000 and 1999, volumes decreased .97%. The decrease in retail gallons is also a result of the warmer weather experienced. Heating degree days experienced by the Company during the period ended September 30, 2000 decreased 21% from the same period in 1999.

During the three months ended September 30, 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 8.2 million gallons of propane to other suppliers during this three month period. There were no such contracts for the three months ended September 30, 1999.

Revenues. Operating revenues decreased in the three months ended September 30, 2000 compared to the same period in 1999. Offsetting the decrease in retail volumes discussed above, retail sales prices per gallon increased 41% in the three months ended September 30, 2000 compared to 1999. Other sales, including gas systems, appliances and other fuels, increased but had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased $1.9 million due to the divestitures of retail service centers during the previous fiscal year offset by the costs per gallon that increased 68% over the same period in 1999.

The Company's gross profit decreased 54% in the three months ended September 30, 2000 compared to the same period in 1999. This is primarily due to the decrease in gallons sold due to divestitures of retail service centers during fiscal year 2000.

General and administrative expense. General and administrative expense for the three months ended September 30, 2000 decreased $4.3 million over the same period in 1999. In general, expenses decreased as a result of the divestiture of 66 retail service centers and Tres Hombres, Inc. during fiscal year 2000. The effect from the sales of the retail service centers primarily affected salaries and employee benefits which decreased $2.8 million and office expense and other taxes which decreased $472,000. No other significant changes occurred in any individual expense category other than those associated with the divestiture of the retail service centers and Tres Hombres, Inc.

Depreciation and amortization. Depreciation and amortization expense decreased $1.7 million for the three months ended September 30, 2000 as compared to the same period in 1999 mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

Loss on forward and futures contracts. Loss on forward and futures contracts increased $462,000 due to the Company's adoption of SFAS 133 during the three months ended September 30, 2000. This loss is a result of the decrease in fair value of the Company's derivative instruments during the quarter.

Interest expense. Interest expense decreased approximately $93,000 for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to payment in full on the revolving credit facility in February 2000 and the elimination of various mortgages related to the divestiture of 66 retail service centers during fiscal year 2000.

Impact of Recent Accounting Pronouncements

On July 1, 2000, the Company adopted the provisions of Financial Accounting Standards Board Statements (SFAS) Nos. 133 and 138, which establish accounting and reporting standards for derivative financial instruments. SFAS 133 and 138 require most derivative instruments to be reflected as assets or liabilities in the balance sheet at their fair values with changes in fair values reflected in net income (or accumulated other comprehensive income if the criteria for cash flow hedge accounting are met.) An exception to application of the requirements is provided for derivative instruments that meet the criteria of normal purchases/normal sales set forth in the new standards and are, therefore, not recognized.

Derivative financial instruments held by the Company consist of the forward purchase and sales contracts and the commodity futures contracts discussed above. Certain of the forward purchase and sales contracts meet the normal purchases/normal sales criteria and are not recognized in the financial statements. The remainder of the forward purchase and sales contracts and all of the commodity futures contracts are recognized in the financial statements as the Company has elected not apply the hedge accounting provisions of the new standards to those instruments.

At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. Application of the new standards resulted in recognition of a loss on forward and futures contracts of $462,000 during the quarter ended September 30, 2000.







                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.                                 Description
-----------                                 -----------

     (27)                                   Financial Data Schedule



(b)      Reports on Form 8-K

            July 31, 2000
            August 31, 2000
            September 29, 2000
            October 30, 2000
            November 2, 2000


Reviewed by Independent Certified Public Accountants

The September 30, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ALL STAR GAS CORPORATION
                                         Registrant




                                         ----------------------------------
                                         PAUL S. LINDSEY
                                         PRESIDENT AND CEO



DATE:  November 20, 2000

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ALL STAR GAS CORPORATION as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 25, 2000, on those consolidated financial statements, we expressed an unqualified opinion that also contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              BAIRD, KURTZ & DOBSON

Springfield, Missouri
November 9, 2000