Form 10-Q
period 2000-12-31
ALL STAR GAS CORP
filed 2001-02-16
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000
                         Commission File Number 1-6537-3


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


        P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
        -----------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (417) 532-3103
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of January 31, 2001 was 1,586,915.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                             December 31, 2000
                                                                (Unaudited)          June 30, 2000
                                                             -----------------       -------------
Assets

Current Assets
     Cash                                                         $   765               $   432
     Trade receivables - net                                        9,827                 2,226
     Current maturities of notes receivable                            47                    45
     Inventories                                                    5,390                 4,121
     Forward purchase contracts                                     2,550                  --
     Prepaid expenses                                                 412                    91
     Deferred income taxes                                            150                   150
                                                                  -------               -------

         Total Current Assets                                      19,141                 7,065
                                                                  -------               -------

Property, plant and equipment                                      56,373                58,095
     Less accumulated depreciation                                 24,811                24,777
                                                                  -------               -------

         Fixed Assets - Net                                        31,562                33,318
                                                                  -------               -------

Other Assets
     Debt acquisition costs - net                                   1,099                   823
     Excess of cost over fair value of net assets
         acquired - net                                             5,531
                                                                                          6,176
     Note receivable                                                  903                   927
     Other                                                          1,580                 1,186
                                                                  -------               -------

         Total Other Assets                                         9,113                 9,112
                                                                  -------               -------

Total Assets                                                      $59,816               $49,495
                                                                  =======               =======


                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)





                                                             December 31, 2000
                                                                (Unaudited)          June 30, 2000
                                                             -----------------       -------------

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Current maturities of long-term debt                         $  58,045             $  57,897
     Notes payable - bank                                             3,190                  --
     Accrued interest                                                11,682                 8,034
     Customer prepayments                                             4,307                 5,008
     Income taxes payable                                             6,352                 9,948
     Accounts payable and accrued expenses                           14,992                 6,691
     Forward sales and futures contracts                              3,336                  --
                                                                  ---------             ---------

         Total Current Liabilities                                  101,904                87,578

Long-term debt                                                        3,496                 3,177
Deferred income taxes                                                 2,549                 2,788
Accrued self-insurance liability                                        923                 1,871
                                                                  ---------             ---------

         Total Liabilities                                          108,872                95,414
                                                                  ---------             ---------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares                              14                    14
     Common stock purchase warrants                                   1,227                 1,227
     Additional paid-in capital                                      28,574                28,574
     Retained earnings                                                9,043                12,180
                                                                  ---------             ---------
                                                                     38,858                41,995


Treasury stock, at cost - 12,704,105 shares                         (87,914)              (87,914)
                                                                  ---------             ---------

Total Stockholders' Equity (Deficit)                                (49,056)              (45,919)
                                                                  ---------             ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                                $  59,816             $  49,495
                                                                  =========             =========





See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended                  Six Months Ended
                                                          December 31                        December 31
                                                  ----------------------------     --------------------------------
                                                      2000            1999              2000               1999
                                                  ------------    ------------     --------------      ------------
Operating revenue                                     $19,539         $26,287            $27,221           $39,531
Cost of product sold                                   13,768          13,939             18,315            20,390
                                                  ------------    ------------     --------------      ------------
     Gross Profit                                       5,771          12,348              8,906            19,141
                                                  ------------    ------------     --------------      ------------
Operating Costs and Expenses
     General and administrative                         3,932           8,212              7,440            16,036
     Depreciation and amortization                      1,028           2,258              2,063             4,933
     (Gain) loss on sale of assets                       (61)              43                143             (305)
     Loss on forward and futures contracts              1,299              --              1,761                --
                                                  ------------    ------------     --------------      ------------
                                                        6,198          10,513             11,407            20,664
                                                  ------------    ------------     --------------      ------------
Operating Income (Loss)                                 (427)           1,835            (2,501)           (1,523)
                                                  ------------    ------------     --------------      ------------
Other Expense
     Interest expense                                 (1,943)         (4,811)            (3,764)           (9,183)
     Amortization of debt discount                      (134)           (352)              (268)             (704)
                                                  ------------    ------------     --------------      ------------
                                                      (2,077)         (5,163)            (4,032)           (9,887)
                                                  ------------    ------------     --------------      ------------
Loss Before Income Taxes                              (2,504)         (3,328)            (6,533)          (11,410)
Credit for Income Taxes                               (1,215)         (1,167)            (2,456)           (3,867)
                                                  ------------    ------------     --------------      ------------
Loss Before Cumulative Effect of Change in
     Accounting Principle                             (1,289)         (2,161)            (4,077)           (7,543)
Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes of $546,000            --              --                940                --
                                                  ------------    ------------     --------------      ------------
Net Loss                                             $(1,289)        $(2,161)           $(3,137)          $(7,543)
                                                  ============    ============     ==============      ============

Basic and Diluted Loss Per Common Share Before
     Cumulative Effect of Change in Accounting
     Principle                                         $(.81)         $(1.36)            $(2.57)           $(4.75)
Basic and Diluted Income Per Common Share on
     Cumulative Effect of Change in Accounting
     Principle                                             --              --                .59                --
                                                  ------------    ------------     --------------      ------------
Basic and Diluted Loss Per Common Share                $(.81)         $(1.36)            $(1.98)           $(4.75)
                                                  ============    ============     ==============      ============

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in Thousands)


                                                              2000        1999
                                                             -------    -------

Cash Flows From Operating Activities
     Net Loss                                                $(3,137)   $(7,543)
     Items not requiring (providing) cash
         Depreciation                                          1,580      3,691
         Amortization                                            751      1,946
         (Gain) loss on sale of assets                           143       (305)
         Cumulative effect of change in accounting
                  principle                                     (940)      --
         Loss on forward and futures contracts                 1,761       --
         Deferred income taxes                                  (629)       (18)
     Changes In:
         Trade receivables                                    (7,270)    (4,544)
         Inventories                                          (1,351)    (2,069)
         Prepaid expense and other                               591       (121)
         Accounts payable and customer prepayments             4,960        564
         Accrued expenses and self-insurance                  (1,516)       371
                                                             -------    -------
     Net cash used in operating activities                    (5,057)    (8,028)
                                                             -------    -------

Cash Flows From Investing Activities
     Purchase of property and equipment                       (1,163)    (2,668)
     Acquisition of retail service centers                      (110)        (5)
     Proceeds from sales of property and equipment             1,159        365
     Disposal of retail service centers                          929      5,748
     Purchase of interest in limited liability company          (261)      --
                                                             -------    -------
     Net cash provided by investing activities                   554      3,440
                                                             -------    -------

Cash Flows From Financing Activities
     Checks in process of collection                           1,946      1,229
     Advances from related parties                             1,210        325
     Increase in working capital financing                      --        4,134
     Proceeds on notes payable - bank                          2,924       --
     Proceeds on long-term debt obligations                     --          118
     Principal payments on other long-term debt               (1,244)    (1,540)
                                                             -------    -------
     Net cash provided by financing activities                 4,836      4,266
                                                             -------    -------

INCREASE (DECREASE) IN CASH                                      333       (322)

CASH, BEGINNING OF PERIOD                                        432      1,323
                                                             -------    -------

CASH, END OF PERIOD                                          $   765    $ 1,001
                                                             =======    =======
See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 37 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature.

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

         Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets.

         The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. The Company is in negotiations with the holders of both the Senior Secured Notes and the Subordinated Debentures seeking to restructure these debts and replace the current indentures with new indentures. It has also agreed to a workout plan with the IRS to pay the current tax obligation. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

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


(4)      FUTURES AND FORWARD CONTRACTS AND CHANGE IN ACCOUNTING PRINCIPLE

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of December 31, 2000, the Company had outstanding commitments to purchase approximately 17.9 million gallons of LP gas for approximately $9.1 million. The Company also had outstanding commitments to sell approximately 25.9 million gallons of LP gas at December 31, 2000.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of December 31, 2000 and July 1, 2000, the Company's open positions on commodity futures contracts consisted of 4.7 million gallons and 210,000 gallons, respectively, and had a fair value of approximately $775,000 and $13,000, respectively. Net unrealized losses on open positions in commodity futures contracts as of December 31, 2000 aggregated approximately $841,000 and were immaterial at July 1, 2000.

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

         Derivative financial instruments held by the Company consist of the forward purchase and sales contracts and the commodity futures contracts discussed above. Certain of the forward purchase and sales contracts meet the normal purchases/normal sales criteria and are not recognized in the financial statements. The remainder of the forward purchase and sales contracts and all of the commodity futures contracts are recognized in the financial statements as the Company has elected not to apply the hedge accounting provisions of the new standards to those instruments.

         At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. No disclosure of the pro forma effects as if the new standards had been applied retroactively to prior periods is made as such effects are immaterial. Application of the new standards resulted in recognition of a loss on forward and futures contracts of $1.3 million during the quarter ended December 31, 2000.

(5)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three and six month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of December 31, 2000 and 1999 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of December 31, 2000 and 1999.


(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions had been completed at the beginning of the previous period, are shown below for the periods ending December 31:

                                                   Six               Six
                                                   Months            Months
                                                   Ended             Ended
                                                  12/31/00          12/31/99
                                                  --------          --------
                                                        (In Millions)




                           Operating revenue        $ 27.2              $ 19.7

                           Net loss                 $ (3.1)             $ (8.0)

         The pro forma results are not necessarily indicative of what would have occurred had the retail service center dispositions been on those dates, nor are they necessarily indicative of future operations.




(7)      BUSINESS ACQUISITION AND DISPOSITION

         On July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain, in which the transaction was accounted for in a manner similar to a pooling of interests. Due to the covenant requirements established by its then existing working capital lender, the Company sold Tres Hombres, Inc. in December 1999. Unaudited pro forma consolidated operations, assuming the disposition had been completed at the beginning of the previous period, are shown below for the periods ending December 31:

                                                    Six               Six
                                                   Months            Months
                                                   Ended             Ended
                                                  12/31/00          12/31/99
                                                  --------          --------
                                                        (In Millions)

                      Operating revenue            $ 27.2            $ 37.6

                      Net loss                     $ (3.1)           $ (6.9)

         The pro forma results are not necessarily indicative of what would have occurred had the business disposition been on those dates, nor are they necessarily indicative of future operations.


(8)      RELATED PARTY TRANSACTIONS

         During the three months ending December 31, 2000, the Company received advances bearing interest at a rate of 12% from its principal shareholder totaling $1,585,000. At December 31, 2000, the outstanding balances of these obligations and other prior loan agreements are $1,210,000.

(9)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


           Additional Cash Payment Information               2000      1999
           -----------------------------------               ----      ----

           Interest Paid                                      $116     $5,715
           Income Taxes Paid (net of refunds)                 $906     $ (806)

           Noncash Investing and Financing Activities
           ------------------------------------------

           Mortgage obligations incurred on the
                acquisition of a service center               $591       $389
           Long-term obligation incurred for investment
                in Missouri Investment Partners I, LLC,
                a purchaser of Missouri low-income
                housing tax credits                           $870         --
           Receivables from sale of retail service
                centers and Tres Hombres, Inc.                  --       $850
           Long-term obligations incurred for purchase
                of equipment                                  $204       $168



(10)     SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On July 31, 2000, the Company defaulted with respect to the remaining $50,880,000 principal balance of the 12 7/8% Senior Secured Notes due 2004 (the "Senior Notes") which, consequently, also caused the Company to be in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company was unable to enter into a definitive agreement for the sale of certain of its retail service centers to provide the funds necessary to redeem the remaining principal balance of the Senior Notes. The Company is negotiating to restructure both the Senior Notes and the Subordinated Debentures. The Company has made exchange offers for both the Senior Notes and the Subordinated Debentures of like principal amount. As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2000. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of February 12, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                                      December 31                              June 30

                                                2000                1999               2000               1999
                                                ----                ----               ----               ----

Total long-term debt (including current
     maturities)                                   $61,541           $150,116           $  61,074         $ 147,710

Working Capital (deficit)                        $(82,763)           $ (7,016)          $ (80,513)        $ (11,250)

Current Ratio                                          .19                .76                 .08               .53

During the six months ended December 31, 2000, the Company incurred $2.9 million of additional bank debt and received advances from its principal shareholder for working capital purposes. This increase in long-term debt was offset by mortgage obligation principal payments.

The changes in working capital and the resulting effects on the current ratio are due to several factors, including:

     o the balance of the Senior Notes and the Subordinated Debentures and their classification as current at December 31, 2000 and June 30, 2000;

     o   the use of funds generated from the Company's prepaid product program;
         and

     o the tax related impact of operations affecting deferred tax assets and liabilities.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. Customer prepayments related to the program decreased $3.8 million for the three months ended December 31, 2000 compared to the same period in 1999 primarily due to the divestiture of 66 retail service centers in fiscal year 2000.

On July 31, 2000, the Company defaulted with respect to the remaining $50,880,000 principal balance of the 12 7/8% Senior Secured Notes due 2004 (the "Senior Notes") which, consequently, also caused the Company to be in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company was unable to enter into a definitive agreement for the sale of certain of its retail service centers to provide the funds necessary to redeem the remaining principal balance of the Senior Notes. The Company is negotiating to restructure both the Senior Notes and the Subordinated Debentures. The Company has made exchange offers for both the Senior Notes and the Subordinated Debentures of like principal amount. As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2000. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of February 12, 2001.

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

By exchanging a bi-annual cash interest payment obligation under the Subordinated Debentures for the accruing and compounding interest obligation under the Accruing Subordinated Debentures, although beneficial from a cash flow perspective in the short term, the Company will significantly increase its aggregate interest obligations upon maturity of the Accruing Subordinated Debentures. Furthermore, if the exchange offer for the Accruing Subordinated Debentures is not accepted by all of the holders of Subordinated Debentures, the Company will be required to continue to pay interest to such non-tendering holders semiannually in addition to being required to pay all accrued interest payable to such non-tendering holders for the period beginning January 1, 2000 through December 31, 2000. The exchange offer has an expiration date of February 28, 2001.

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

On February 2, 2001, the Company's offer to exchange was amended to include the amount of interest accrued from August 1, 2000 to November 30, 2000 in the principal amount of the New Notes. Accordingly, the Company has now offered to exchange an aggregate principal amount of $53,063,600 of its New Notes for all of the issued and outstanding $50,880,000 principal amount of its Old Notes. The additional principal amount of the New Notes will be distributed to tendering holders on a pro-rata basis.

The New Senior Notes, as amended, will bear interest from December 1, 2000 at the rate of 11% per annum payable quarterly on each March 30, June 30, September 30 and December 30 until maturity. Holders exchanging Senior Notes for New Senior Notes will not receive a cash interest payment for the interest accrued through July 31, 2000 in respect of the Senior Notes exchanged. Except for certain purchase money secured equipment financing and lease obligations of the Company incurred in the ordinary course of its business, the New Senior Notes will be secured obligations of the Company, and rank pari passu with all existing and future secured and senior indebtedness of the Company. The New Senior Notes will be secured by a pledge of certain outstanding shares of stock of the Company and all of the outstanding shares of stock of certain subsidiaries of the Company. The New Senior Notes will also be secured by a lien on certain tangible and intangible assets of All Star Gas Inc. of Colorado and the right to obtain a lien on certain of the remaining current and future assets of the Company and its subsidiaries. The Company may, at its option, redeem the New Senior Notes at any time, in whole or from time to time in part, until maturity, upon not less than 30 nor more than 60 days' notice, at a reduced redemption price of the principal amount of the New Senior Notes being redeemed equal to a predetermined percentage at specific future dates, plus accrued and unpaid interest thereon to the redemption date.

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

As a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has agreed to a workout plan with the IRS to pay the current tax obligation in monthly installments that commenced in October 2000 and will continue until paid in full.

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

The following table presents additional operating data for the periods ended December 31, 2000 and 1999 and the year ended June 30, 2000 (in thousands).



                                              Three Months Ended           Six Months Ended         Year Ended
                                           12/31/00       12/31/99     12/31/00       12/31/99       6/30/00
                                           --------       --------     --------       --------       -------

Revenues:
     Propane                                $17,820       $ 22,559      $24,616       $ 32,781       $ 71,651
     Gas systems, appliances and other
         fuels                                  599          1,408        1,008          2,287          3,424
     Other                                    1,120          2,320        1,597          4,463          5,542

Gross Profit:
     Propane                                  4,450          9,808        6,951         14,540         28,580
     Gas systems, appliances and other
         fuels                                  211                         368            747            677
     Other                                    1,110          2,075        1,587          3,854          4,935


Volumes. Retail volumes of propane sold decreased in the three and six months ended December 31, 2000 compared to the same period ended December 31, 1999 mainly due to sales of retail service centers during the previous fiscal year. For the six month period, volumes decreased 40% from the same period in 1999. Comparing stores that were operated by the Company during both 2000 and 1999, volumes increased 11% due to the colder winter weather experienced. Heating degree days experienced by the Company during the period ended December 31, 2000 increased 41% from the same period in 1999.

During the six months ended December 31, 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 25.3 million gallons of propane to other suppliers during this six month period. There were no such contracts for the three months ended December 31, 1999.

Revenues. Operating revenues decreased in the three and six months ended December 31, 2000 compared to the same period in 1999. Offsetting the decrease in retail volumes discussed above, retail sales prices per gallon increased 25%, in the six months ended December 31, 2000 compared to 1999. Other sales, including gas systems, appliances and other fuels, increased but had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased in the three and six month periods compared to the same periods in 1999 mainly due to the divestitures of retail service centers during the previous fiscal year offset by the costs per gallon that increased 63%, over the same period in 1999.

The Company's gross profit decreased in the three and six months ended December 31, 2000 compared to the same period in 1999. This is primarily due to the decrease in gallons sold due to divestitures of retail service centers during fiscal year 2000 and the decrease in margin per gallon experienced by the Company.

General and administrative expense. General and administrative expense for the three and six months ended December 31, 2000 decreased $4.3 million and $8.6 million, respectively, over the same periods in 1999. In general, expenses decreased as a result of the divestiture of 66 retail service centers and Tres Hombres, Inc. during fiscal year 2000. Comparing the three month periods, the effect from the sales of the retail service centers primarily affected salaries and employee benefits which decreased $2.1 million, office expense and other taxes which decreased $493,000 and rent and maintenance costs on premises and equipment which decreased $327,000. Comparing the six month periods, the effect from the sales of the retail service centers primarily affected salaries and employee benefits which decreased $4.9 million, office expense and other taxes which decreased $963,000 and rent and maintenance costs on premises and equipment which decreased $524,000. No other significant changes occurred in any individual expense category other than those associated with the divestiture of the retail service centers and Tres Hombres, Inc.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended December 31, 2000 decreased $1.2 million and $2.9 million, respectively, over the same periods in 1999 mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

Loss on forward and futures contracts. Loss on forward and futures contracts for the three and six months ended December 31, 2000 increased $1.3 million and $1.8 million, respectively. This loss is a result of the decrease in fair value of the Company's derivative instruments during the three and six months ended December 31, 2000.

Interest expense. Interest expense for the three and six months ended December 31, 2000 decreased $2.9 million and $5.4 million, respectively, primarily due to payment in full on the revolving credit facility in February 2000, the partial redemption of the Company's Senior Secured Notes in May 2000 and the elimination of various mortgages related to the divestiture of 66 retail service centers during fiscal year 2000.


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

Derivative financial instruments held by the Company consist of the forward purchase and sales contracts and the commodity futures contracts discussed above. Certain of the forward purchase and sales contracts meet the normal purchases/normal sales criteria and are not recognized in the financial statements. The remainder of the forward purchase and sales contracts and all of the commodity futures contracts are recognized in the financial statements as the Company has elected not to apply the hedge accounting provisions of the new standards to those instruments.

At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, composed of net unrealized gains of $1.5 million less applicable income taxes. These derivative financial instruments consisted of forward purchase and sales contracts, which were entered into with the objective of protecting the gross profit on presales to the Company's retail customers and that were completed during the six months ended December 31, 2000, resulting in realization of the net unrealized gains previously recognized in the cumulative effect adjustment. Recognition of derivative financial instruments at fair value resulted in a loss on forward and futures contracts of $1.3 million during the quarter ended December 31, 2000 and $1.8 million for the six months ended December 31, 2000 which represents a significant portion of the Company's operating losses for the quarter and the six months ended December 31, 2000.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.                     Description

     (27)                  Financial Data Schedule

(b)   Reports on Form 8-K

      November 30, 2000
      December 4, 2000
      December 15, 2000
      December 28, 2000
      January 3, 2001
      January 17, 2001
      January 31, 2001
      February 2, 2001

Reviewed by Independent Certified Public Accountants

The December 31, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ALL STAR GAS CORPORATION
                                                    Registrant



                                      /s/ Paul S. Lindsey
                                      -------------------
                                          PAUL S. LINDSEY
                                        PRESIDENT AND CEO



DATE:  February 16, 2001

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of December 31, 2000, and the related condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2000 and 1999, and cash flows for the six-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Springfield, Missouri
January 31, 2001