Form 10-Q
period 2001-03-31
ALL STAR GAS CORP
filed 2001-05-15
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             MISSOURI                                 43-1494323
 ------------------------------                  ----------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of Shares of outstanding common stock (one class only) as of May 15, 2001 was 1,586,915.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements
-------------------------------

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                         March 31, 2001
                                                          (Unaudited)                   June 30, 2000
                                                        ---------------                 -------------
Assets

Current Assets
     Cash                                                 $    914                        $    432
     Trade receivables - net                                 6,817                           2,226
     Current maturities of note receivable                      --                              45
     Inventories                                             2,777                           4,121
     Forward purchase contracts                                503                              --
     Prepaid expense                                           262                              91
     Deferred income taxes                                     150                             150
                                                          --------                        --------

         Total Current Assets                               11,423                           7,065
                                                          --------                        --------

Property, plant and equipment                               56,657                          58,095
     Less accumulated depreciation                          25,407                          24,777
                                                          --------                        --------

         Fixed Assets - Net                                 31,250                          33,318
                                                          --------                        --------

Other Assets
     Debt acquisition costs - net                              845                             823
     Excess of cost over fair value of net assets
         acquired - net                                      5,288                           6,176
     Note receivable                                           942                             927
     Other                                                   1,590                           1,186
                                                          --------                        --------

         Total Other Assets                                  8,665                           9,112
                                                          --------                        --------

Total Assets                                              $ 51,338                        $ 49,495
                                                          ========                        ========


                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                       March 31, 2001
                                                        (Unaudited)                   June 30, 2000
                                                      ---------------                 -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                    $   3,467                       $      --
     Current maturities of long-term debt                  15,005                          57,897
     Notes payable - banks                                  5,620                              --
     Accrued interest                                       1,119                           8,034
     Customer prepayments                                   1,944                           5,008
     Income taxes payable                                   5,673                           9,948
     Accounts payable and accrued expenses                  5,791                           6,691
     Forward sales and futures contracts                      288                              --
                                                        ---------                       ---------

         Total Current Liabilities                         38,907                          87,578

Long-Term Debt                                             57,667                           3,177
Deferred Income Taxes                                       2,623                           2,788
Accrued Self-Insurance Liability                              704                           1,871
                                                        ---------                       ---------

         Total Liabilities                                 99,901                          95,414
                                                        ---------                       ---------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares                    14                              14
     Common stock purchase warrants                         1,227                           1,227
     Additional paid-in capital                            28,574                          28,574
     Retained earnings                                      9,536                          12,180
                                                        ---------                       ---------

                                                           39,351                          41,995

Treasury Stock at Cost - 12,704,105 shares                (87,914)                        (87,914)
                                                        ---------                       ---------

Total Stockholders' Equity (Deficit)                      (48,563)                        (45,919)
                                                        ---------                       ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                      $  51,338                       $  49,495
                                                        =========                       =========


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)


                                                                      Three Months Ended                    Nine Months Ended
                                                                           March 31                             March 31

                                                                   2001               2000               2001               2000
                                                                   ----               ----               ----               ----
Operating Revenue                                                $ 23,055            $ 31,523           $ 50,276          $ 71,054
Cost of Product Sold                                               17,405              19,462             35,720            39,852
                                                                 --------            --------           --------          --------
     Gross Profit                                                   5,650              12,061             14,556            31,202
                                                                 --------            --------           --------          --------

Gain (loss) on forward and futures contracts                        1,495                  --               (266)               --
                                                                 --------            --------           --------          --------

Operating Costs and Expenses
     General and administrative                                     4,395               9,962             11,835            25,999
     Depreciation and amortization                                  1,033               2,066              3,096             6,999
     Gain on sale of assets                                          (760)            (12,875)              (617)          (13,181)
                                                                 --------            --------           --------          --------
                                                                    4,668                (847)            14,314            19,817
                                                                 --------            --------           --------          --------

Operating Income (Loss)                                             2,477              12,908                (24)           11,385
                                                                 --------            --------           --------          --------

Other Expense
     Interest expense                                              (1,237)             (4,779)            (5,001)          (13,962)
     Amortization of debt discount                                   (373)             (1,110)              (641)           (1,814)
                                                                 --------            --------           --------          --------
                                                                   (1,610)             (5,889)            (5,642)          (15,776)
                                                                 --------            --------           --------          --------

Income (Loss) Before Income Taxes                                     867               7,019             (5,666)           (4,391)
Provision (Credit) for Income Taxes                                   374               1,308             (2,082)           (2,559)
                                                                 --------            --------           --------          --------
Loss Before Cumulative Effect of Change in Accounting
     Principle                                                        493               5,711             (3,584)           (1,832)
Cumulative Effect of Change in Accounting Principle, Net
     of Income Taxes of $546,000                                       --                  --                940                --
                                                                 --------            --------           --------          --------

Net Income (Loss)                                                    $493              $5,711            $(2,644)          $(1,832)
                                                                 ========            ========           ========          ========

Basic and Diluted Income (Loss) Per Common Share Before
     Cumulative Effect of Change in Accounting Principle
                                                                     $.31               $3.60             $(2.26)           $(1.15)
Basic and Diluted Income Per Common Share on Cumulative
     Effect of Change in Accounting Principle
                                                                       --                  --                .59                --
                                                                 --------            --------           --------          --------

Basic and Diluted Income (Loss) Per Common Share                     $.31               $3.60             $(1.67)           $(1.15)
                                                                 ========            ========           ========          ========



See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                       2001                        2000
                                                                       ----                        ----
Cash Flows From Operating Activities
     Net Loss                                                         $ (2,644)                   $ (1,832)
     Items not requiring (providing) cash
         Depreciation                                                    2,370                       5,360
         Amortization                                                    1,367                       3,453
         Gain on sale of assets                                           (617)                    (13,181)
         Cumulative effect of change in accounting principle              (940)                         --
         Loss on forward and futures contracts                             266                          --
         Deferred income taxes                                            (555)                     (3,199)
     Changes In:
         Trade receivables                                              (4,260)                     (5,342)
         Inventories                                                     1,262                      (1,314)
         Prepaid expense and other                                         740                         228
         Accounts payable and customer prepayments                      (3,391)                     (3,105)
         Accrued expenses and self-insurance                            (1,459)                      2,064
                                                                      --------                    --------
     Net cash used in operating activities                              (7,861)                    (16,868)
                                                                      --------                    --------

Cash Flows From Investing Activities
     Purchase of property and equipment                                 (1,557)                     (3,860)
     Acquisition of retail service centers                                (110)                         (5)
     Proceeds from sales of property and equipment                       1,957                         441
     Disposal of retail service centers                                    929                      30,126
     Purchase of interest in limited liability company                    (261)                         --
                                                                      --------                    --------
     Net cash provided by investing activities                             958                      26,702
                                                                      --------                    --------

Cash Flows From Financing Activities
     Checks in process of collection                                     2,439                      (1,884)
     Advances from related parties                                       1,051                      (1,380)
     Decrease in working capital financing                                  --                      (4,756)
     Proceeds on notes payable - banks                                   4,972                          --
     Proceeds on long-term debt obligations                                250                         118
     Principal payments on other long-term debt                         (1,327)                     (2,070)
                                                                      --------                    --------
     Net cash provided by (used in) financing activities                 7,385                      (9,972)
                                                                      --------                    --------

INCREASE (DECREASE) IN CASH                                                482                        (138)

CASH, BEGINNING OF PERIOD                                                  432                       1,323
                                                                      --------                    --------

CASH, END OF PERIOD                                                      $ 914                      $1,185
                                                                      ========                    ========


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


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

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto included in the Form 10-K as of June 30, 2000, as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that filing has been condensed or omitted. The condensed consolidated balance sheet of the Company as of June 30, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Due to the seasonal nature of the Company's business, the results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         The report of Baird, Kurtz & Dobson commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company reported income from operations during the fiscal year ended June 30, 2000, primarily due to the gains recognized on the sale of certain retail service centers. The Company has otherwise suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies which has existed since June 30, 1994. On July 31, 2000, the Company went into default with respect to its outstanding Senior Secured Notes due 2004 and, consequently, went into default with respect to its 9% Subordinated Debentures due 2007.

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets.

         The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies for mitigating these conditions during the coming year. On February 23, 2001, the Company successfully completed an offer to exchange new indentures for the Senior Secured

         Notes (See Note 10). It has also agreed to a workout plan with the IRS to pay the current tax obligation. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

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

(4)      FUTURES AND FORWARD CONTRACTS AND CHANGE IN ACCOUNTING PRINCIPLE

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of March 31, 2001, the Company had outstanding commitments to purchase approximately 10.8 million gallons of LP gas for approximately $5.6 million. The Company also had outstanding commitments to sell approximately 5.5 million gallons of LP gas at March 31, 2001.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of March 31, 2001 and July 1, 2000, the Company's open positions on commodity futures contracts for LP gas consisted of 252,000 gallons and 210,000 gallons, respectively, and had a fair value of approximately $24,000 and $13,000, respectively. Net unrealized gains and losses on open positions in commodity futures contracts were immaterial at March 31, 2001 and July 1, 2000.

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

         At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. No disclosure of the pro forma effects as if the new standards had been applied retroactively to prior periods is made as such effects are immaterial. Application of the new standards resulted in recognition of a gain on forward and futures contracts of $1.5 million during the quarter ended March 31, 2001.

(5)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three and nine month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of March 31, 2001 and 2000 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,915 as of March 31, 2001 and 2000.

(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions had been completed at the beginning of the previous period, are shown below for the periods ending March 31:


                                        Nine              Nine
                                       Months            Months
                                       Ended             Ended
                                      3/31/01           3/31/00
                                      -------           -------
                                           (In Millions)

               Operating revenue      $ 50.3            $ 36.7

               Net loss               $ (2.6)           $ (8.9)

         The pro forma results are not necessarily indicative of what would have occurred had the retail service center dispositions been on those dates, nor are they necessarily indicative of future operations.

(7)      BUSINESS ACQUISITION AND DISPOSITION

         On July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain, in which the transaction was accounted for in a manner similar to a pooling of interests. Due to the covenant requirements established by its then existing working capital lender, the Company sold Tres Hombres, Inc. in December 1999. Unaudited pro forma consolidated operations, assuming the disposition had been completed at the beginning of the previous period, are shown below for the periods ending March 31:

                                        Nine              Nine
                                       Months            Months
                                       Ended             Ended
                                      3/31/01           3/31/00
                                      -------           -------
                                           (In Millions)

               Operating revenue      $ 50.3            $ 69.1

               Net loss               $ (2.6)           $ (1.2)

         The pro forma results are not necessarily indicative of what would have occurred had the business disposition been on those dates, nor are they necessarily indicative of future operations.

(8)      RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2001, the Company received advances bearing interest at a rate of 12% from its principal shareholder totaling $910,000. Also, the principal shareholder assumed a note payable to the Company from a related party with a balance of $942,327. At March 31, 2001, the outstanding balances of these obligations and other prior loan agreements are $1,051,000.

(9)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


           Additional Cash Payment Information                  2001      2000
           -----------------------------------                  ----      ----

           Interest Paid                                        $ 370  $ 14,411
           Income Taxes Paid                                  $ 1,894      $ 51

           Noncash Investing and Financing Activities
           ------------------------------------------

           Mortgage obligations incurred on the acquisition
              of a service center                               $ 591     $ 389
           Long-term obligation incurred for investment in
              Missouri Investment Partner I, LLC, a
              purchaser of Missouri low-income housing
              tax credits                                       $ 870        --
           Receivables from sale of retail service centers
              and Tres Hombres, Inc.                            $  --     $ 850
           Capital lease obligations incurred for equipment     $ 326     $ 278


(10)     SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On July 31, 2000, the Company defaulted with respect to the remaining $50,880,000 principal balance of the 12 7/8% Senior Secured Notes due 2004 (the "Old Senior Notes"). On February 23, 2001, the Company completed an exchange offer to restructure the Senior Notes. The Senior Notes were exchanged for an aggregate principal amount of $53,063,600 of its 11% Senior Secured Notes due 2003 (the "Senior Notes"). This new principal amount includes the amount of interest accrued from August 1, 2000 to November 30, 2000 on the Senior Notes. This modification of terms has resulted in an effective interest rate of 4.42%, and interest expense through 2003 will be reduced accordingly. The Company may, at its option, redeem the Senior Notes at any time, in whole or from time to time in part, until maturity, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount of the Senior Notes being redeemed) plus accrued and unpaid interest thereon to the redemption date:

                  On or prior to                 Redemption Percentage
                  --------------                 ---------------------

                  June 30, 2001                           87.18%
                  December 31, 2001                       90.38%
                  June 30, 2002                           93.59%
                  December 31, 2002                       96.79%
                  June 30, 2003                          100.00%

         The balance outstanding of the Senior Notes as of March 31, 2001 is as follows:

                  11% Senior Secured Notes, due 2003          $53,063,600
                  Accrued interest capitalized prior to
                    debt restructuring                          8,658,907
                                                              -----------

                                                              $61,722,507
                                                              ===========

         Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). As a result of the default, the holders of the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the Subordinated Debentures is included in current liabilities at March 31, 2001. The holders of the Subordinated Debentures have not accelerated the balance due as of May 15, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity
---------------------------------

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                         March 31               June 30

                                      2001      2000       2000        1999
                                      ----      ----       ----        ----

Total long-term debt (including
  current maturities)               $ 78,292   $140,010   $ 61,074    $ 147,710

Working Capital (deficit)           $(27,484)  $ (1,184)  $(80,513)   $ (11,250)

Current Ratio                            .29        .94        .08          .53

During the nine months ended March 31, 2001, the Company incurred $5.6 million of additional bank debt and received advances from its principal shareholder for working capital purposes. Also, the accounting treatment for the restructuring of the Senior Secured Notes increased the New Senior Notes balance by $11.6 million for all accrued and unpaid interest on the Senior Secured Notes.

The significant change in working capital and the resulting effect on the current ratio is due to several factors, including:

    o the balance of the Senior Secured Notes and its classification as current at June 30, 2000 and the Subordinated Debentures and its classification as current at March 31, 2001 and June 30, 2000
    o   the use of funds generated from the Company's prepaid product program;
        and
    o the tax related impact of operations affecting deferred tax assets and liabilities.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. The balance of customer prepayments related to the program, decreased to $1.9 million as of March 31, 2001 compared to $3.8 million as of March 31, 2000 primarily due to the divestiture of 66 retail service centers in fiscal year 2000.

Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). As a result of the defaults, the holders of the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations under the Subordinated Debentures are included in current liabilities at March 31, 2001. The holders of the Subordinated Debentures have not accelerated the balance due as of May 15, 2001.

In the event that the Company continues to fail to make any interest payment otherwise payable pursuant to the Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness. If the holders of the Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under these circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurances that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

On February 23, 2001, the Company exchanged an aggregate principal amount of $53,063,600 of its 11% Senior Secured Notes due 2003 (the "Senior Notes") for all of the issued and outstanding $50,880,000 principal amount of its Old Senior Notes from the registered holders thereof. The additional principal amount of the Senior Notes includes the amount of interest accrued from August 1, 2000 to November 30, 2000 and was distributed to the registered holders on a pro-rata basis.

The Senior Notes bear interest from December 1, 2000 at the rate of 11% per annum payable quarterly on each March 30, June 30, September 30 and December 30 until maturity. Except for certain purchase money secured equipment financing and lease obligations of the Company incurred in the ordinary course of its business, the Senior Notes are secured obligations of the Company, and rank pari passu with all existing and future secured and senior indebtedness of the Company. The Senior Notes are secured by a pledge of certain outstanding shares of stock of the Company and all of the outstanding shares of stock of certain subsidiaries of the Company. The Senior Notes are also secured by a lien on certain tangible and intangible assets of All Star Gas Inc. of Colorado and the right to obtain a lien on certain of the remaining current and future assets of the Company and its subsidiaries.

The Company may, at its option, redeem the Senior Notes at any time, in whole or from time to time in part, until maturity, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount of the Senior Notes being redeemed) plus accrued and unpaid interest thereon to the redemption date:

            On or prior to                 Redemption Percentage
            --------------                 ---------------------

            June 30, 2001                          87.18%
            December 31, 2001                      90.38%
            June 30, 2002                          93.59%
            December 31, 2002                      96.79%
            June 30, 2003                         100.00%

The Senior Notes evidence the same class of debt as the Old Senior Notes and were issued pursuant to, and are entitled to the benefits of, an indenture, which the Company and State Street Bank and Trust Company, as trustee, executed.

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

The following table presents additional operating data for the periods ended March 31, 2001 and 2000 and the year ended June 30, 2000 (in thousands).


                                                 Three Months Ended            Nine Months Ended         Year Ended
                                               3/31/01        3/31/00        3/31/01        3/31/00       6/30/00
                                               -------        -------        -------        -------      --------
Revenues:
     Propane                                   $ 22,317       $ 30,126       $ 46,933       $ 62,907       $ 71,651
     Gas systems, appliances and other
         fuels                                      273            714          1,281          3,002          3,424
     Other                                          465            683          2,062          5,145          5,542

Gross Profit:
     Propane                                      5,123         11,126         12,074         25,666         28,580
     Gas systems, appliances and other
         fuels                                       86            252            454            998            677
     Other                                          441            683          2,028          4,538          4,935


Volumes. Retail volumes of propane sold decreased in the three and nine months ended March 31, 2001 compared to the same periods ended March 31, 2000 mainly due to sales of retail service centers during the previous fiscal year. For the nine month period, volumes decreased 37% in 2001 from the same period in 2000. Comparing stores that were operated by the Company during both 2001 and 2000, volumes increased 19% due to the colder winter weather experienced. Heating degree days experienced by the Company during the period ended March 31, 2001 increased 31% from the same period in 2000.

During the nine months ended March 31, 2001 and 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 42.5 million gallons and 8.0 million gallons, respectively, of propane to other suppliers during these nine month periods. There were no such contracts for the three months ended March 31, 2001.

Revenues. Operating revenues decreased in the three and nine months ended March 31, 2001 compared to the same periods in 2000. Offsetting the decrease in retail volumes discussed above, retail sales prices per gallon increased 18% in the nine months ended March 31, 2001 compared to 2000. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased in the three and nine month periods compared to the same periods in 2000 mainly due to the divestitures of retail service centers during the previous fiscal year offset by the costs per gallon that increased 48%, over the same period in 2000.

The Company's gross profit decreased in the three and nine months ended March 31, 2001 compared to the same periods in 2000. This is primarily due to the decrease in gallons sold due to divestitures of retail service centers during fiscal year 2000 and the decrease in margin per gallon experienced by the Company.

General and administrative expense. General and administrative expense for the three and nine months ended March 31, 2001 decreased $5.6 million and $14.2 million, respectively, over the same periods in 2000. In general, expenses decreased as a result of the divestiture of 66 retail service centers and Tres

Hombres, Inc. during fiscal year 2000. Comparing the three month periods, the effect from the sales of the retail service centers primarily affected salaries and employee benefits which decreased $2.3 million, office expense and other taxes which decreased $436,000 and rent and maintenance costs on premises and equipment which decreased $517,000. Comparing the nine month periods, the effect from the sales of the retail service centers primarily affected salaries and employee benefits which decreased $7.2 million, office expense and other taxes which decreased $1.4 million and rent and maintenance costs on premises and equipment which decreased $1.0 million. No other significant changes occurred in any individual expense category other than those associated with the divestiture of the retail service centers and Tres Hombres, Inc.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended March 31, 2001 decreased $1.0 million and $ 3.9 million, respectively, over the same periods in 2000 mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

Forward and futures contracts. Gains on forward and futures contracts for the three months ended March 31, 2001 and losses on forward and futures contracts for the nine months ended March 31, 2001 were $1.5 million and $266,000, respectively. Gains and losses are the result of the increase or decrease in fair value of the Company's derivative instruments during the three and nine months ended March 31, 2001.

Interest expense. Interest expense for the three and nine months ended March 31, 2001 decreased $ 3.6 million and $9.0 million, respectively, primarily due to payment in full on the revolving credit facility in February 2000, the partial redemption of the Company's Senior Secured Notes in May 2000 and the elimination of various mortgages related to the divestiture of 66 retail service centers during fiscal year 2000.

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

At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, composed of net unrealized gains of $1.5 million less applicable income taxes. These derivative financial instruments consisted of forward purchase and sales contracts, which were entered into with the objective of protecting the gross profit on presales to the Company's retail customers and that were completed during the six months ended December 31, 2000, resulting in realization of the net unrealized gains previously recognized in the cumulative effect adjustment. Recognition of derivative financial instruments at fair value resulted in a gain on forward and futures contracts of $1.5 million during the quarter ended March 31, 2001 and a loss on forward and futures contracts of $300,000 for the nine months ended March 31, 2001.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      None

(b)   Reports on Form 8-K
      -------------------

      January 3, 2001
      January 17, 2001
      January 31, 2001
      February 2, 2001
      February 20, 2001
      February 28, 2001
      March 30, 2001

Reviewed by Independent Certified Public Accountants

The March 31, 2001 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.

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


                                           ALL STAR GAS CORPORATION
                                                         Registrant



                                           /s/ Paul S. Lindsey
                                           ----------------------------
                                           PAUL S. LINDSEY
                                           PRESIDENT AND CEO


DATE:  May 15, 2001

                         Independent Accountants' Report
                         -------------------------------


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of March 31, 2001, and the related condensed consolidated statements of operations for the three- and nine-month periods ended March 31, 2001 and 2000, and cash flows for the nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Springfield, Missouri
April 27, 2001