Form 10-K
period 2001-06-30
ALL STAR GAS CORP
filed 2001-09-27
CIK 922404

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2001
                          Commission file Number 1-6537

                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               MISSOURI                                   43-1494323
----------------------------------------          ----------------------------
    (State or other jurisdiction                         (IRS Employer
 of Incorporation or Organization)                      Identification No.)

       P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri, 65536
       ------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (417) 532-3103
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of Each Class
                       -----------------------------------
                        11% Senior Secured Notes Due 2003
                       9% Subordinated Debentures Due 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on September 28, 2001 is: $0.

Shares of Common Stock, $0.001 par value, outstanding as of close of business on September 20, 2001: 1,586,891.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to:
Corporate Secretary, 119 W. Commercial Street, Lebanon, Missouri 65536; Telephone (417) 532-3103.

                                     PART I


Items 1 and 2.  Business and Properties

Introduction

         All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 38 years. The Company currently has operations located in Arizona, Arkansas, Colorado, Idaho, Illinois, Missouri, North Carolina, South Carolina and Wyoming. The Company is engaged primarily in:

(a) the retail marketing of propane to residential, agricultural, and commercial customers,
(b) the retail marketing of propane-related appliances, supplies, and equipment, and
(c) the providing of consumer propane storage tanks to residential and commercial customers

Despite being plagued with five abnormally warm winters during the following five winters, since 1994, the Company has successfully increased the average retail service center sales to approximately 840,000 gallons from 494,000. During the fiscal year ended June 30, 2001, All Star Gas supplied propane to approximately 56,000 residential and commercial customers being serviced by 57 service centers which accounted for 51 million gallons of propane and just over $57 million in sales.

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

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. All Star's business mix for fiscal year ended June 30, 2001 was as follows:

                  Residential               63%
                  Commercial                16%
                  Agricultural & Other      21%

Though 63% of revenues were derived from residential customers, due to higher gross margins, they accounted for 81% of the aggregate gross margin. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, non-cyclical source of revenues. No single customer accounts for more than 1.0% of revenue from sales.

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

         In December, 1996, the Company and Northwestern Growth Corporation
(NGC), completed an agreement for the sale of various interests of the Company in Synergy and Myers and the modification and termination of certain agreements between NGC, Synergy and Myers on the one hand and the Company on the other hand. The agreement terminated the management agreements pursuant to which the Company provided management activities for Synergy and Myers effective December 1996. The agreement resulted in a payment of $18 million to the Company resulting in a gain reflected on the Statement of Operations of $16.9 million (net of transaction and other costs and fees). The Company may be entitled to an additional amount based on a third party's indemnification obligations to Synergy.

         In July, 1999, the Company acquired Tres Hombres, Inc. The Company issued 22,865 shares of stock previously held in treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc. Due to covenant requirements established by its then existing working capital lender, the company sold Tres Hombres, Inc. in December 2000.

         In May 2000, the Company redeemed 60% of its $127.2 million Senior Secured Notes due 2004 for a purchase price of $60,000,000 or $786 per $1,000 principal amount without any further accrual of interest. The Company accumulated the funds necessary to consummate the partial tender offer, through the sale of 51 of its retail service centers located throughout the United States. The redemption resulted in the Company recording an extraordinary gain of approximately $12.6 million, less income taxes of $4.6 million.

         Under terms of the amendments consented to by the holders of the Senior Secured Notes in the May 2000 partial tender offer, the maturity date of these Notes was accelerated to July 31, 2000 and the Company was permitted to redeem the remaining $50,880,000 principal amount of the Senior Secured Notes outstanding at $786 per $1000 principal amount without any accrual of interest by that maturity date. The Notes, however, were not redeemed and on February 16, 2001, the Company completed an exchange offer to restructure the Senior Secured Notes. The Senior Secured Notes were exchanged for an aggregate principal amount of $53,063,600 of its 11% Senior Secured Notes due 2003 (the "Senior Notes"). The new principal amount includes the amount of interest accrued from August 1, 2000 to November 30, 2000 on the Senior Secured Notes. The modification of terms has resulted in an effective interest rate of 4.42% and interest expense through 2003 will be reduced accordingly. The Company may, at its option, redeem the Senior Notes at any time prior to maturity.

         Sources of Supply. During fiscal 2001, approximately 95% of the Company's propane purchases of its propane supply was on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 25% and 21% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. As financial resources permit, the Company takes advantage of the spot market as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

         Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 180,000 gallons. The Company is a shipper on major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 3.6 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 9 over-the-road tractors and 12 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

         Deliveries to customers are made by means of 145 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

         Operations. The Company has organized its operations in a manner that the Company believes enables it to provide excellent service to its customers and to achieve operating efficiencies. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

         A number of functions are centralized at the Company's corporate headquarters in order to achieve certain operating efficiencies as well as to enable the personnel located in the retail service centers to focus on customer service and sales. The corporate headquarters and the retail service centers are linked via a computer system. Each of the Company's primary retail service centers is equipped with a computer connected to the central management information system in the Company's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on pricing, inventory, and customer accounts. In addition, this system enables management to monitor pricing, sales, delivery, and the general operations of its numerous retail service centers and to plan accordingly to improve the operations of the Company. The Company makes centralized purchases of propane through its corporate headquarters for resale through the retail service centers enabling the Company to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

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

         Effective July 1, 2000, the Company's comprehensive general, auto and excess liability policy provides for losses of up to $75.0 million with a $250,000 self-insured retention for general and excess liability losses with a $1 million aggregate cap. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program.

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

Employees

         As of September 15, 2001 the Company had 289 employees, none of whom was represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

Item 3.  Legal Proceedings.

         The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual shareholder meeting on July 16, 2001. The only matter presented for a vote was the re-election of Jim J. Shoemake as director. Mr. Shoemake was re-elected with 1,586,915 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of September 24, 2001, the Company's Common Stock was held of record by 8 shareholders. There is currently no active trading market in the Company's Common Stock.

         As of September 24, 2001, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock. Each warrant represents the right to purchase one share of the Company's Common Stock of $.01 per warrant. The warrants are exercisable currently and will expire July 15, 2004.

         As of September 24, 2001, there are 435,700 outstanding stock options to purchase Company stock. The options have a weighted-average remaining contractual life of approximately seven years with 313,680 options currently exercisable.

         No dividends on the Common Stock of the Company were paid during the Company's 2000 or 2001 fiscal years. The indenture relating to the 11% Senior Secured Notes due 2003 contains dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

Item 6.  Selected Financial Data.

         The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 2001. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 2001, were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report.

                                                                                    Year Ended June 30,
                                                                                    -------------------
                                                                 1997        1998        1999         2000         2001
                                                                 ----        ----        ----         ----         ----
                                                                   (In thousands except ratios and per share amounts)
Operating Data:
   Operating Revenue                                            $94,543     $90,963     $83,563      $80,617     $57,052
   Gross Profit (1)                                              41,468      47,124      45,592       34,192      16,918
   Operating Expenses                                            28,853      33,340      32,057      (11,394)     16,288
   Depreciation & Amortization.                                   6,867       9,723       9,776        8,169       4,090
   Operating Income (Loss)                                        5,748       4,061       3,759       37,417      (3,966)

   Interest Expense:
      Cash Interest                                              10,605      11,577      11,965       18,062       5,489
      Amortization of Debt Discount & Expenses                    6,140       6,796       7,762        2,042       1,563
      Total Interest Expense                                     16,745      18,373      19,727       20,104       7,052
   Income (Loss) Before Extraordinary Items
      and Cumulative Effect of Change in Accounting
      Principle                                                   2,222     (11,092)    (10,771)       9,421     (10,705)

Other Operating Data:

   Capital Expenditures                                          18,444      19,444       4,563        5,442       3,175
   Proceeds From Sale of Retail Service Centers/
      Other                                                       5,478       2,821       3,131       91,646       2,929

   EBITDA  (3)                                                   13,347      13,444      12,988          646        (298)
   Basic & Diluted Income (Loss) Per Share Before
       Extraordinary Items and Cumulative Effect of
        Change in Accounting Principle                            $1.41     $ (6.99)    $ (6.79)       $5.94     $ (6.74)


                                                                                  Year Ended June 30,
                                                                                  -------------------

                                                                 1997        1998        1999         2000        2001
                                                                 ----        ----        ----         ----        ----
Balance sheet data:
   Total assets                                                $110,311    $116,529    $106,975      $49,495     $45,965
   Long-term debt (including current maturities)                127,870     143,709     147,710       61,074      71,219
   Stockholders' equity (deficit)                               (42,901)    (53,963)    (63,309)     (45,919)    (55,684)

(1)  Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 2001.

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

Results of Operations

Fiscal Years Ended June 30, 2001 and June 30, 2000

         Operating Revenues. Operating revenues decreased $23.5 million, or 29.2% to $57.1 million in fiscal year 2001 as compared to $80.6 million in fiscal 2000. Propane sales decreased $18.7 million in fiscal 2001 compared to fiscal 2000. Propane sales prices increased approximately $.20 per gallon or 22.7% over fiscal 2000. However, the Company experienced a 34.8% decrease in gallons sold from fiscal 2000 due to the divestiture of retail service centers during fiscal 2000. Comparing stores that were operated by the Company during both 2001 and 2000, volumes increased 17.9% due to the colder winter weather experienced. Heating degree days experienced by the Company during fiscal year 2001 increased 25% from fiscal year 2000. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues.

         During the fiscal years 2001 and 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 43.4 million gallons and 12.9 million gallons, respectively, of propane to other suppliers.

         Cost of products sold. Cost of products sold decreased $6.3 million, or 13.6% to $40.1 million in fiscal year 2001 as compared to $46.4 million in fiscal year 2000. This was due to the divestitures of retail service centers during fiscal year 2000 offset by the costs per gallon that increased approximately $.28 or 53.9% over fiscal year 2000.

         Gross Profit. The Company's gross profit decreased $17.3 million or 50.6% to $16.9 million in fiscal year 2001 as compared to $34.2 million in fiscal year 2000. This is due to the decrease in gallons sold due to divestitures of retail service centers during fiscal year 2000. Average propane margins decreased approximately $.08 per gallon or 22.7% due to the Company's financial inability at appropriate times to hedge product purchases for the fixed price, pre-buy and budget plan agreements with customers and, due to an anomaly in the propane market, to pass along higher product gas costs as rapidly as they were incurred.

         General and administrative expense. General and administrative expense decreased $16.7 million to $16.4 million in fiscal year 2001 as compared to $33.1 million in fiscal year 2000. In general, expenses decreased as a result of the divestiture of 66 retail service centers and Tres Hombres, Inc. during fiscal year 2000. The fiscal year 2001 effect from the sales of the retail service centers affected salaries and employee benefits which decreased $7.2 million, office expense and other taxes which decreased $1.7 million and rent and maintenance costs on premises and equipment which decreased $1.2 million. Insurance and liability claims decreased $2.9 million mainly due to the Company settling several claims and reaching the stop-loss limit on one specific claim during fiscal year 2001. No other significant changes occurred in any individual expense category other than those associated with the divestiture of the retail service centers and Tres Hombres, Inc.

         Provision for doubtful accounts. The provision for doubtful accounts decreased $123,000 from $464,000 in fiscal year 2000 to $341,000 in fiscal year 2001 due to the decreased charge-offs as a percentage of accounts receivable compared to fiscal 2000. A decrease in the provision was deemed necessary in order to bring the allowance for doubtful accounts to a level considered adequate by the Company to provide for potential losses.

         Depreciation and amortization. Depreciation and amortization expense decreased $4.1 million from $8.2 million in fiscal year 2000 to $4.1 million in fiscal year 2001. The decrease is mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

         Forward and futures contracts. Loss on forward and futures contracts for fiscal year 2001 was $506,000. The loss is the result of the decrease in fair value of the Company's derivative instruments during fiscal year 2001. At July 1, 2000, the initial adoption of SFAS Nos. 133 and 138 resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable of income taxes.

         Interest expense. Interest expense decreased $12.6 million to $5.5 million in fiscal year 2001 from $18.1 million in fiscal year 2000. The decrease is primarily due to payment in full on the revolving credit facility in February 2000, the partial redemption of the Company's Senior Secured Notes in May 2000 and the elimination of various mortgages related to the divestiture of 66 retail service centers during fiscal year 2000.

Fiscal Years Ended June 30, 2000 and June 30, 1999

         Operating Revenue. Operating revenue decreased $3.0 million, or 3.5% to $80.6 million in fiscal year 2000 as compared to $83.6 million in fiscal year 1999. The disposition of Tres Hombres, Inc. accounted for a $2.2 million decrease in operating revenue in fiscal 2000 compared to fiscal 1999. Propane sales decreased $340,000 in fiscal 2000 compared to fiscal 1999. Propane sales prices increased an average of $.21 per gallon over fiscal 1999. However, the Company experienced an 18% decrease in gallons sold from fiscal 1999. The decrease in gallons sold is primarily due to the divestiture of retail service centers during fiscal 2000. Comparing stores that were operated by the Company during both 2000 and 1999, volumes decreased 3%. Also, a warmer than normal heating season was experienced by the Company in its marketing territories. Heating degree days experienced by the Company during fiscal year 2000 decreased 6% from fiscal 1999.

         Cost of products sold. Costs of products sold increased $8.5 million or 22.3% to $46.4 million in fiscal year 2000 as compared to $37.9 million in fiscal year 1999. This was primarily due to substantially higher propane product costs experienced throughout the year. Propane costs increased an average of $.20 per gallon over fiscal 1999.

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

         Depreciation and amortization. Depreciation and amortization expense decreased $1.6 million from $9.8 million in fiscal year 1999 to $8.2 million in fiscal year 2000. The decrease is mainly due to divestiture of 66 retail service centers during fiscal 2000.

         Interest expense. Interest expense increased $6.1 million to $18.1 million in fiscal year 2000 from $12.0 million in fiscal year 1999. The increase is primarily due to effect of the interest rate increase under the terms of the Company's 12 7/8% Senior Secured Notes, due 2004.

Liquidity and Capital Resources

         The Company's liquidity requirements have arisen primarily from funding its working capital needs, capital expenditures, and debt service requirements. Historically, the Company has met these requirements from cash flows generated by operations, borrowings under notes payable to banks and advances from its principal shareholder.

         Cash flow used in operating activities was $1.0 million in fiscal year 2001 compared to cash flow used in operating activities of $18.1 million in fiscal year 2000. This change was due to a number of factors. First, operating income increased $3.1 million (excluding gains on sales of assets) from fiscal year 2000 to fiscal year 2001 mainly due to the $20.9 million decrease in operating costs and expenses which is the result of the significant disposition of retail service centers during fiscal year 2000. This decrease in operating costs and expenses was offset by the $17.3 million decrease in gross profit mainly due to the significant disposition of retail service centers during fiscal year 2000 and the inability of the Company to pass along higher product costs as rapidly as they were incurred. Secondly, the Company has decreased its levels of inventory and decreased accounts payable and certain accrued liabilities. Thirdly, the Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. The balance of customer prepayments related to the program, increased to $10.2 million as of June 30, 2001 compared to $5.0 million as of June 30, 2000.

         Cash flow provided by investing activities was $804,000 in fiscal year 2001 compared to cash flow provided by investing activities of $85.5 in fiscal year 2000. This change is primarily due to the $88.7 million decrease in proceeds from sales of retail service centers and other assets during fiscal 2001.

         Cash flow provided by financing activities was $291,000 in fiscal year 2001 compared to cash flow used in financing activities of $68.3 million in fiscal year 2000. This change is mainly due to the $4.8 million in repayments on the working capital facility and the $60 million principal payment made on the Company's Senior Secured Notes, due 2004, during fiscal 2000.

         Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company is prohibited under the terms of the Subordinated Debentures from making any interest payments if such payment shall create a default in the payment of amounts due on any Senior indebtedness. As a result of the defaults, the holders of the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations under the Subordinated Debentures is included in current liabilities at June 30, 2001 and 2000.

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

         On February 23, 2001, the Company exchanged an aggregate principal amount of $53,063,600 of its 11% Senior Secured Notes due 2003 (the "Senior Notes") for all of the issued and outstanding $50,880,000 principal amount of its Senior Secured Notes, due 2004 (the "Old Senior Notes") from the registered holders thereof. The additional principal amount of the Senior Notes includes the amount of interest accrued from August 1, 2000 to November 30, 2000 and was distributed to the registered holders on a pro-rata basis.

         The Senior Notes bear interest beginning December 1, 2000 at the rate of 11% per annum payable quarterly on each March 30, June 30, September 30 and December 30 until maturity. Except for certain purchase money secured equipment financing and lease obligations of the Company incurred in the ordinary course of its business, the Senior Notes are secured obligations of the Company, and rank pari passu with all existing and future secured and senior indebtedness of the Company. The Senior Notes are secured by a pledge of certain outstanding shares of stock of the Company and all of the outstanding shares of stock of certain subsidiaries of the Company. The Senior Notes are also secured by a lien on certain tangible and intangible assets of All Star Gas Inc. of Colorado and the right to obtain a lien on certain of the remaining current and future assets of the Company and its subsidiaries.

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

         As a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service ("IRS") has placed liens on Company assets. The Company has agreed to a workout plan with the IRS to pay the current tax obligation in monthly installments that commenced in October 2000 and will continue until paid in full. At September 24, 2001, the current federal tax obligation due is approximately $3.4 million.

Impact of Recent Accounting Pronouncements

         The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

         The FASB also recently issued SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specified methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently.

Item 8.  Financial Statements and Supplementary Data.

         See the Consolidated Financial Statements included elsewhere herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                               Position Held with the Company
       Name                              Age                       and Principal Occupation
       ----                              ---                   ------------------------------
Paul S. Lindsey, Jr.                     56          Chairman of the Board, Chief Executive Officer, and President
                                                     since June 1994; previously Vice Chairman of the Board (1987 to
                                                     1994) and Chief Operating Officer (1988 to 1994); term as
                                                     director expires 2003
Kristin L. Lindsey                       53          Director/Executive Vice President since Oct. 1996; previously
                                                     Director/Vice President to June 1994; previously pursued
                                                     charitable and other personal interest; term as director
                                                     expires 2002
Bruce M. Withers, Jr.                    74          Director since June 1994; previously Chairman and Chief
                                                     Executive Officer of Trident NGL Holding, Inc. (since August
                                                     1991) and President of the Transmission and Processing Division
                                                     of Mitchell Energy Corporation (1979 to 1991); term as director expires 2002
Jim J. Shoemake                          63          Director since June 1994; partner of Guilfoil, Petzall
                                                     & Shoemake (since 1970); term as director expires 2004
Valeria Schall                           47          Executive Vice President since October, 1996, Treasurer since
                                                     July, previously Vice President since 1992; Corporate Secretary since 1985 and Assistant to the Chairman since 1987
Bradley L. Beneke                        47          Senior Vice President - Operations since April 2000; Vice
                                                     President since April 2000; previously Pricing Director since
                                                     June 1995; previously Regional Manager since September 1991.
Robert C. Heagerty                       54          Sr. Vice President since September 1997, previously Divisional
                                                     Vice President since June 1993; previously Regional Manager since December 1986.
J. Greg House, Sr.                       44          Vice President - Management Information Systems since June,
                                                     1996; previously Director-MIS since September 1994 and
                                                     Manager-MIS Paul Mueller Co. since 1987.
Willis D. Green                          64          Vice President-Chief Financial Officer since July 2001;
                                                     previously Controller-Chief Financial Officer since 1994.

         Each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey, Ms. Lindsey and Ms. Schall who are employed pursuant to Employment Agreements that expire June 24, 2004, September 24, 2004 and September 24, 2004, respectively.

Item 11.  Executive Compensation

         The following table provides compensation information for each of the years ended June 30, 2001, 2000 and 1999, for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were only two) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none).

Summary Compensation Table

Annual Compensation

Name and Principal
Position at End of Fiscal          Fiscal                                   Other Annual            All Other
  Year 2001                         Year        Salary        Bonus         Compensation            Compensation
-------------------------           ----        ------        -----         ------------            ------------
Paul S. Lindsey, Jr.                2001        $400,000      -----         -----                   -----
Chief Executive Officer,            2000        $400,000      -----         -----                   -----
Chairman of the Board               1999        $400,000                    -----                   -----
And President


Valeria Schall                      2001        $100,000      $30,000       -----                   -----
Executive Vice President            2000        $100,000      $30,000       -----                   -----
                                    1999        $100,000      $30,000       -----                   -----

Kristin L. Lindsey                  2001        $100,000      $30,000       -----                   -----
Executive Vice President            2000        $100,000      $30,000       -----                   -----
And Director                        1999        $100,000      $30,000       -----                   -----

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

Incentive Stock Option Plan

         There were no options granted to the named officer nor exercised by him during fiscal year 2001 and no unexercised options held by him as of the end of the 2001 fiscal year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 28, 2001, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.

                                        Number of Shares
Name of Beneficial Owner (1)            Beneficially Owned         Percent
----------------------------            ------------------         -------
Paul S. Lindsey, Jr. (2)                1,546,548                  97.5
Kristin L. Lindsey (2)                  762,125                    48.0
All directors and executive
  Officers as a group (5 persons)(3)    1,580,592                  99.6

-----------------

(1) The address of each of the beneficial owners is c/o All Star Gas Corporation, P.O. Box 303, 119 W. Commercial Street, Lebanon, Missouri 65536.
(2) Mr. Lindsey's shares consist of 784,423 shares owned by the Paul S. Lindsey, Jr. Trust established January 24, 1992 and 762,125 shares owned by the Kristin L. Lindsey Trust established January 24, 1992. Mr. Lindsey has the power to vote and to dispose of the shares held in the Kristin L. Lindsey Trust. Mrs. Lindsey's shares consist of the shares owned by the Kristin L. Lindsey Trust. Mrs. Lindsey disclaims ownership of the shares held by her husband in the Paul S. Lindsey, Jr. Trust.
(3) The amounts shown include the shares beneficially owned by Mr. Lindsey and Mrs. Lindsey as set forth above, and 34,044 shares owned by other executive officers.

Item 13.  Certain Relationships and Related Transactions.

         Mrs. Kristin L. Lindsey, who beneficially owns approximately 36.9% of the Company's outstanding Common Stock and is a Director of the Company, is the majority stockholder in a company that supplies paint and labels to the Company. The Company's purchases of paint and labels from this company totaled $172,500 in fiscal year 2001 and $225,000 in fiscal year 2000.

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

         Over the past fiscal year, the Company received advances bearing interest at a rate of 12% from its Chief Executive Officer in the amount of $2.5 million which have a remaining balance at August 31, 2001, of $656,362.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)(1)   Financial Statements
                           Report of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 2001 and
                              2000
                           Consolidated Statement of Operations for the
                              Years Ended June 30, 2001, 2000, and 1999
                           Consolidated Statements of the Stockholders' Equity
                              (Deficit) for the Years Ended June 30, 2001, 2000, and 1999
                           Consolidated Statements of Cash Flows for the Years
                              Ended June 30, 2001, 2000, and 1999


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

10.13 2/16/01 Indenture between the Company and State Street Bank and Trust Company relating to the 11% Senior Secured Notes due 2003

21.1 Subsidiaries of the Company

+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

        (b)  Reports on Form 8-K
                 July 31, 2000         August 31, 2000       September 29, 2000
                 November 30, 2000     December 4, 2000      December 15, 2000
                 December 28, 2000     January 3, 2001       January 17, 2001
                 January 31, 2001      February 2, 2001      February 20, 2001
                 February 28, 2001     March 30, 2001

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

Dated:  September 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Capacity in which Signed
---------                                     ------------------------

/s/ Paul S. Lindsey, Jr.                      Chief Executive Officer and
---------------------------------             Chairman of the Board
Paul S. Lindsey, Jr.


/s/ Willis D. Green                           Vice President, Principal
---------------------------------             Financial Accounting Officer
Willis D. Green


/s/ Kristin L. Lindsey                        Director
---------------------------------
Kristin L. Lindsey


/s/ Bruce M. Withers, Jr.                     Director
---------------------------------
Bruce M. Withers, Jr.


/s/ Jim J. Shoemake                           Director
---------------------------------
Jim J. Shoemake

                            All Star Gas Corporation

            Accountants' Report and Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

                            ALL STAR GAS CORPORATION


                          JUNE 30, 2001, 2000 AND 1999


                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
INDEPENDENT ACCOUNTANTS' REPORT.......................................1

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets.....................................................3
   Statements of Operations ..........................................4
   Statements of Stockholders' Equity (Deficit).......................6
   Statements of Cash Flows...........................................7
   Notes to Financial Statements......................................8

INDEPENDENT ACCOUNTANTS' REPORT ON
   SUPPLEMENTARY INFORMATION.........................................28

SUPPLEMENTARY INFORMATION
   Consolidated Schedules of Sales and Gross Profit..................29
   Consolidated Schedules of General and
    Administrative Expenses..........................................30

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have audited the accompanying consolidated balance sheets of ALL STAR GAS CORPORATION as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL STAR GAS CORPORATION as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors and Stockholders
All Star Gas Corporation
Page 2



    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has previously suffered recurring losses from operations and has net working capital and stockholders' equity deficiencies at June 30, 2001. As also discussed in Note 2, the Company is in default with respect to its 9% Subordinated Debentures due 2007 and has incurred a significant federal tax liability as a result of retail service center dispositions in fiscal 2000 that it was unable to pay when due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    As discussed in Note 13, the Company changed its method of accounting for derivative instruments in 2001.


                                   /s/BKD, LLP

Springfield, Missouri
August 10, 2001, except for Note 5 as to which the date is August 24, 2001

                            ALL STAR GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000
                      (In Thousands, Except Share Amounts)

                                     ASSETS

                                                                2001           2000
                                                                ----           ----
CURRENT ASSETS
   Cash                                                        $    509      $     432
   Trade receivables, less allowance
     for doubtful accounts; 2001 - $250, 2000 - $300              2,549          2,226
   Current maturities of note receivable                             --             45
   Inventories                                                    2,783          4,121
   Forward sales contracts                                          115             --
   Prepaid expenses                                                 198             91
   Deferred income taxes                                            200            150
                                                               --------       --------
         Total Current Assets                                     6,354          7,065
                                                               --------       --------




PROPERTY AND EQUIPMENT, At Cost
   Land and buildings                                             4,496          4,568
   Storage and consumer service facilities                       35,716         37,134
   Transportation, office and other equipment                    16,381         16,393
                                                               --------       --------
                                                                 56,593         58,095
   Less accumulated depreciation                                 25,742         24,777
                                                               --------       --------
                                                                 30,851         33,318
                                                               --------       --------




OTHER ASSETS
   Debt acquisition costs, net of accumulated amortization        1,174            823
   Excess of cost over fair value of net assets
     acquired, at amortized cost                                  5,016          6,176
   Note receivable                                                  942            927
   Other                                                          1,628          1,186
                                                               --------       --------
                                                                  8,760          9,112
                                                               --------       --------

                                                               $ 45,965       $ 49,495
                                                               ========       ========

See Notes to Consolidated Financial Statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 2001           2000
                                                                 ----           ----
CURRENT LIABILITIES
   Checks in process of collection                            $   1,243       $  1,028
   Notes payable to banks                                         3,979             --
   Current maturities of long-term debt                          14,493         57,897
   Accounts payable                                               1,551          3,460
   Accrued salaries                                                 712            723
   Accrued interest                                               1,339          8,034
   Accrued expenses                                                 832          1,480
   Customer prepayments                                          10,208          5,008
   Due to related parties                                           394             --
   Income taxes payable                                           3,705          9,948
   Forward purchase contracts                                       200             --
                                                               --------       --------
         Total Current Liabilities                               38,656         87,578
                                                               --------       --------

LONG-TERM DEBT                                                   56,726          3,177
                                                               --------       --------

DEFERRED INCOME TAXES                                             5,738          2,788
                                                               --------       --------

ACCRUED SELF-INSURANCE LIABILITY                                    529          1,871
                                                               --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common; $.001 par value; authorized 20,000,000
     shares; issued June 30, 2001 and 2000,
     14,291,020 shares                                               14             14
   Common stock purchase warrants                                 1,227          1,227
   Additional paid-in capital                                    28,574         28,574
   Retained earnings                                              2,415         12,180
                                                               --------       --------
                                                                 32,230         41,995

   Treasury stock, at cost; 2001 - 12,704,129 shares,
     2000 - 12,704,105 shares                                   (87,914)       (87,914)
                                                               --------       --------
                                                                (55,684)       (45,919)
                                                               --------       --------

                                                               $ 45,965       $ 49,495
                                                               ========       ========

See Notes to Consolidated Financial Statements.

                            ALL STAR GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (In Thousands, Except Per Share Amounts)

                                                                     2001           2000             1999
                                                                     ----           ----             ----
OPERATING REVENUE                                                  $ 57,052       $  80,617        $  83,563

COST OF PRODUCT SOLD                                                 40,134          46,425           37,971
                                                                   --------       ---------        ---------

GROSS PROFIT                                                         16,918          34,192           45,592
                                                                   --------       ---------        ---------

Loss on forward and futures contracts                                   506              --               --
                                                                   --------       ---------        ---------

OPERATING COSTS AND EXPENSES
   Provision for doubtful accounts                                      341             464              227
   General and administrative                                        16,369          33,082           32,377
   Depreciation and amortization                                      4,090           8,169            9,776
   Gain on sale of assets                                              (422)        (44,940)            (547)
                                                                   --------       ---------        ---------
                                                                     20,378          (3,225)          41,833
                                                                   --------       ---------        ---------

OPERATING INCOME (LOSS)                                              (3,966)         37,417            3,759
                                                                   --------       ---------        ---------

OTHER EXPENSE
   Interest expense                                                   5,489          18,062           11,965
   Amortization of debt discount                                      1,563           2,042            7,762
                                                                   --------       ---------        ---------
                                                                      7,052          20,104           19,727
                                                                   --------       ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                                   (11,018)         17,313          (15,968)

PROVISION (CREDIT) FOR INCOME TAXES                                    (313)          7,892           (5,197)
                                                                   --------       ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                             (10,705)          9,421          (10,771)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt, net of income taxes
     of $4,630                                                           --           7,969               --

CHANGE IN ACCOUNTING PRINCIPLE
   Cumulative effect of change in accounting principle,
     net of income taxes of $546                                        940              --               --
                                                                   --------       ---------        ---------

NET INCOME (LOSS)                                                  $ (9,765)      $  17,390        $ (10,771)
                                                                   ========       =========        =========

See Notes to Consolidated Financial Statements.

                            ALL STAR GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (In Thousands, Except Per Share Amounts)


                                               2001          2000         1999
                                               ----          ----         ----

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                 $  (6.74)      $  5.94     $ (6.79)

BASIC AND DILUTED INCOME PER COMMON
   SHARE ON EXTRAORDINARY ITEM                     --          5.02          --

BASIC AND DILUTED INCOME PER COMMON
   SHARE ON CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                        .59            --          --
                                             --------       -------     -------

BASIC AND DILUTED INCOME (LOSS) PER
   COMMON SHARE                              $  (6.15)      $ 10.96     $ (6.79)
                                             ========       =======     =======

See Notes to Consolidated Financial Statements.

                            ALL STAR GAS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (In Thousands)

                                                           Common                                                          Total
                                                           Stock        Additional       Retained                      Stockholders'
                                           Common         Purchase        Paid-In        Earnings        Treasury         Equity
                                           Stock          Warrants        Capital       (Deficit)         Stock          (Deficit)
                                         ---------        --------      -----------    -----------      ---------      ------------
BALANCE, JULY 1, 1998                     $    14         $  1,227       $  27,149      $   5,561       $ (87,914)       $ (53,963)

CAPITAL CONTRIBUTED
   TO TRES HOMBRES,
   INC.                                        --               --           1,425             --              --            1,425

NET LOSS                                       --               --              --        (10,771)             --          (10,771)
                                          -------         --------       ---------      ---------       ---------        ---------

BALANCE, JUNE 30, 1999                         14            1,227          28,574         (5,210)        (87,914)         (63,309)

NET INCOME                                     --               --              --         17,390              --           17,390
                                          -------         --------       ---------      ---------       ---------        ---------

BALANCE, JUNE 30, 2000                         14            1,227          28,574         12,180         (87,914)         (45,919)

NET LOSS                                       --               --              --         (9,765)             --           (9,765)
                                          -------         --------       ---------      ---------       ---------        ---------

BALANCE, JUNE 30, 2001                    $    14         $  1,227       $  28,574      $   2,415       $ (87,914)       $ (55,684)
                                          =======         ========       =========      =========       =========        =========

See Notes to Consolidated Financial Statements.

                            ALL STAR GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (In Thousands)

                                                                               2001            2000            1999
                                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         $ (9,765)       $  17,390       $ (10,771)
   Items not requiring (providing) cash:
     Depreciation                                                               3,107            6,406           7,643
     Amortization                                                               2,546            3,423           9,895
     Gain on sale of assets                                                      (422)         (44,940)           (547)
     Extraordinary gain on extinguishment of debt                                  --           (7,969)             --
     Cumulative effect of change in accounting principle                         (940)              --              --
     Loss on forward and futures contracts                                        506               --              --
     Deferred income taxes                                                      2,354            2,144          (4,099)
   Changes in:
     Trade receivables                                                              8             (563)            583
     Inventories                                                                1,256           (2,085)          2,099
     Prepaid expenses and other                                                   330            1,228          (1,541)
     Accounts payable and customer prepayments                                  3,341           (4,265)            352
     Accrued expenses and self-insurance                                       (3,339)          11,151             355
                                                                             --------        ---------       ---------
         Net cash provided by (used in) operating activities                   (1,018)         (18,080)          3,969
                                                                             --------        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of retail service centers and other assets               2,929           91,646           3,131
   Acquisition of retail service centers                                         (110)            (601)           (601)
   Purchases of property and equipment                                         (2,148)          (4,120)         (3,655)
   Advances from (to) related parties                                             394           (1,430)            770
   Purchase of interest in limited liability company                             (261)              --              --
                                                                             --------        ---------       ---------
         Net cash provided by (used in) investing activities                      804           85,495            (355)
                                                                             --------        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in working capital facility                                            --           (4,756)           (294)
   Proceeds from issuance of notes payable to banks                             6,184               --              --
   Principal payments on notes payable to banks                                (2,853)              --              --
   Principal payments on purchase obligations                                  (3,505)          (2,812)         (3,810)
   Proceeds from issuance of long-term debt obligations                           250              118             695
   Increase (decrease) in checks in process of collection                         215             (856)            202
   Principal payment on subordinated debentures                                    --               --             (13)
   Principal payment on senior secured notes                                       --          (60,000)             --
                                                                             --------        ---------       ---------
         Net cash provided by (used in) financing activities                      291          (68,306)         (3,220)
                                                                             --------        ---------       ---------

INCREASE (DECREASE) IN CASH                                                        77             (891)            394

CASH, BEGINNING OF YEAR                                                           432            1,323             929
                                                                             --------        ---------       ---------

CASH, END OF YEAR                                                            $    509        $     432       $   1,323
                                                                             ========        =========       =========

See Notes to Consolidated Financial Statements.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    The Company's principal operation is the sale of liquefied propane (LP) gas to residential, agricultural and commercial customers. Such customers are located throughout the United States with the larger number concentrated in the central states.

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

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

                                                          2001          2000
                                                          ----          ----
                                                             (In Thousands)

     Gas and other petroleum products                    $ 1,529       $ 2,832
     Gas distribution parts, appliances and equipment      1,254         1,289
                                                         -------       -------

                                                         $ 2,783       $ 4,121
                                                         =======       =======

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

Amortization

    Debt acquisition costs are being amortized on a straight-line basis over the terms of the debt to which the costs are related as follows: the 1994 senior secured note costs (originally $5,143,000) were amortized over ten years; the costs of the 1999 revolving credit facility (originally $1,279,000) were amortized over three years; and the 2001 senior secured note costs (originally $1,369,000) are amortized over 28 months.

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

                          JUNE 30, 2001, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) Per Common Share

    Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,586,915 for each of the periods ended June 30, 2001, 2000 and 1999. Common stock warrants and options outstanding were excluded from the June 30, 2001, 2000 and 1999, calculations of the weighted average number of common shares outstanding used in the computation of earnings per share as they were anti-dilutive.

Impact of Recent Accounting Pronouncements

    The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

    The FASB also recently issued SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specified methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

    The principal business of the Company is the sale of LP gas. During the first half of 2000, the Company also operated a restaurant chain (Note 17). The Company has no significant assets other than those used in its principal business. The LP gas operation is the Company's only reportable segment. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

Delivery Costs

    The costs related to the delivery of the product to the customer is included in operating expenses.


NOTE 2: MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

    The Company reported income from operations during fiscal 2000 primarily due to the gains recognized on the sale of certain retail service centers (Note 16). The Company has otherwise suffered recurring losses from operations, continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994, and is in default with respect to its 9% Subordinated Debentures due 2007 (Note 5).

    Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation.

    The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is exploring several strategies involving additional debt and equity restructurings for mitigating these conditions during the coming year. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 3: RELATED PARTY TRANSACTIONS

    During 2001, 2000 and 1999, the Company has purchased $172,500, $225,000 and $250,000, respectively, of paint from a corporation owned by the spouse of the Company's principal stockholder.

    In December 1996, the Company acquired a 10% ownership interest in Propane Resources Transportation, Inc. (PRT). PRT provides transport services for a portion of the Company's propane delivery needs resulting in freight charges paid to PRT during 2001, 2000 and 1999 of $856,000, $1,157,000 and $773,000,
respectively.

    During the year ended June 30, 1997, the Company acquired a 39% interest in Propane Resources Supply and Marketing, LLC (PRSM) for $263,000. The Company's investment is stated at amortized cost plus equity in the affiliate's undistributed net income since acquisition. The Company enters into purchase and sale commitments under supply contracts with PRSM. In 2001, the Company completed forward purchase and sale contracts with PRSM which resulted in buying and selling $4.3 million and $4.8 million, respectively, of LP gas inventory. This information was not determinable until the Company's adoption of SFAS No.'s 133 and 138 in 2001 (Note 13). The Company paid consulting fees of $0, $250,000 and $150,000 to PRSM during 2001, 2000 and 1999, respectively.

    At June 30, 2001 and 2000, the Company has invested $1,265,000 and $134,000, respectively, along with certain key employees in real estate partnerships as special limited partners for tax credit allocation purposes.

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

    In 2001 and 2000, the principal stockholder loaned the Company amounts totaling $2.5 million and $3.8 million, respectively, bearing interest at a rate of 12%, with terms ranging from seven days to six months. At June 30, 2001 and 2000, the balance of these obligations was $394,000 and $0, respectively.

    In 2001, the Company's principal stockholder pledged as collateral his stock in the Company to the Senior Secured Notes, due 2003 (Note 5) and guaranteed various notes payable (Note 6).

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 3: RELATED PARTY TRANSACTIONS (Continued)

    In February 2001, the principal stockholder assumed a note payable to the Company with a balance of $942,000 (Note 4). The note principal is due in August 2012 and interest is payable monthly.


NOTE 4: NOTE RECEIVABLE

    The note receivable is secured primarily by three deeds of trust on real property located in the counties of Laclede, Camden and Crawford in the state of Missouri. In 2000, the note was due in monthly installments of $11,000, including interest at 9.3745%, until August 2012. In February 2001, the note receivable was assumed by the principal shareholder (Note 3). The note principal is now due in August 2012 and interest is payable monthly.


NOTE 5: LONG-TERM DEBT

    Long-term debt at June 30 consisted of (in thousands):

                                                              2001       2000
                                                              ----       ----

    11% Senior Secured Notes, due 2003 (A)                  $ 66,197   $     --
    12 7/8% Senior Secured Notes, due 2004 (B)                    --     50,880
    9% Subordinated Debentures, due 2007 (C)                   9,729      9,729
    Purchase contract obligations and capital leases (D)       4,589      4,643
                                                            --------   --------
                                                              80,515     65,252
    Less unamortized discounts                                 9,296      4,178
                                                            --------   --------
                                                              71,219     61,074
    Less current maturities                                   14,493     57,897
                                                            --------   --------

                                                            $ 56,726   $  3,177
                                                            ========   ========

(A) The notes were issued in conjunction with an exchange offer for the Company's Senior Secured notes, due 2004 (see item (B)). The notes were issued February 2001 at a discount and require interest payments at 11%. The notes are due June 30, 2003, and are redeemable at the Company's option, in whole or from time to time in part, until maturity, upon not less than 30 nor more than 60 days' notice, at a reduced redemption price of the principal amount of the notes being redeemed equal to a predetermined percentage at specific future dates, plus accrued and unpaid interest thereon to the redemption date:

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999

NOTE 5: LONG-TERM DEBT (Continued)

               On or prior to                 Redemption Percentage
               --------------                 ---------------------

               December 31, 2001                       90.38%
               June 30, 2002                           93.59%
               December 31, 2002                       96.79%
               June 30, 2003                          100.00%

      The balance outstanding of the Senior Notes includes the original principal amount of the notes issued ($53,064,000) plus the amount of interest accrued from August 1, 2000, to November 30, 2000, on the remaining 40% of the Senior Secured Notes, due 2004 (see item (B)). The original principal amount was adjusted to give effect for the original issue discount and accrued interest at February 23, 2001, on the Senior Secured Notes, due 2004 (effective interest rate of 4.42%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest method.

      The balance outstanding of the notes as of June 30, 2001, is as follows:

            11% Senior Secured Notes, due 2003             $ 53,064,000
            Accrued interest capitalized prior to
               debt restructuring                             7,395,000
                                                           ------------

                                                           $ 60,459,000
                                                           ============

      The notes are guaranteed by the restricted subsidiaries of the Company and secured by the common stock of the restricted subsidiaries and the Company's principal stockholder's common stock in the Company. Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries have jointly and severally guaranteed the notes on a full and unconditional basis; the aggregate assets and liabilities of the guarantor subsidiaries are substantially equivalent to the assets and liabilities of the parent on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed to be material.

(B) The notes were issued June 1994 at a discount and required interest payments at 7% through July 15, 1999, and at 127/8% thereafter. The notes were redeemable at the Company's option. The original principal issued may have been redeemed, as a whole or in part, at 106.438% of the principal amount through July 15, 2000, and at declining percentages thereafter.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 5: LONG-TERM DEBT (Continued)

      The original principal amount of the notes issued ($127,200,000) was adjusted to give effect for the original issue discount and the common stock purchase warrants (effective interest rate of 13.0%). The discount on these notes was being amortized over the remaining life of the notes using the effective interest method.

      The notes were guaranteed by the restricted subsidiaries of the Company and were secured by the common stock of the restricted subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries were not included because such subsidiaries had jointly and severally guaranteed the notes on a full and unconditional basis; the aggregate assets and liabilities of the guarantor subsidiaries were substantially equivalent to the assets and liabilities of the parent on a consolidated basis; and the separate financial statements and other disclosures concerning the subsidiary guarantors were not deemed to be material.

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

      On July 31, 2000, the Company defaulted with respect to the balance of the notes which, consequently, also caused the Company to be in default with respect to its 9% Subordinated Debentures, due 2007 (see item (C)). On February 23, 2001, the Company completed an exchange offer to restructure the notes and new senior notes were issued (see item (A)).

(C) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value.

      The original principal amount of debentures issued was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest method.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 5: LONG-TERM DEBT (Continued)

      Due to the nonpayment of interest due since June 30, 2000, the Company is in default with respect to the debentures. As a result of the default, the debenture holders have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligation is included in current liabilities at June 30, 2001 and 2000. The debenture holders have not accelerated the balance due under the notes as of August 24, 2001.

(D) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering trucks and data processing equipment. At June 30, 2001 and 2000, these obligations carried interest rates from 7% to 11% and are due periodically through 2008.

    Aggregate annual maturities (in thousands) of the long-term debt outstanding at June 30, 2001, are:

              2002                        $ 14,493
              2003                          54,014
              2004                             696
              2005                             659
              2006                             967
           Thereafter                          390
                                          --------

                                          $ 71,219
                                          ========

NOTE 6: NOTES PAYABLE TO BANKS

    Notes payable to banks aggregating $3,979,000 at June 30, 2001, are comprised of short-term borrowings secured by accounts receivable, inventory and property and equipment. The borrowings bear interest at a weighted average interest rate of approximately 9.6% and are due periodically in 2002.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 7: INCOME TAXES

    The provision (credit) for income taxes on income before extraordinary item and cumulative effect of change in accounting principle includes these components:

                                            2001          2000           1999
                                            ----          ----           ----
                                                      (In Thousands)

   Taxes currently payable (refundable)   $ (2,667)      $ 5,748       $ (1,098)
   Deferred income taxes                     2,354         2,144         (4,099)
                                          --------       -------       --------

                                          $   (313)      $ 7,892       $ (5,197)
                                          ========       =======       ========

    The tax effects of temporary differences at June 30, 2001 and 2000, related to deferred taxes were:

                                                             2001         2000
                                                             ----         ----
                                                               (In Thousands)
   Deferred Tax Assets

     Allowance for doubtful accounts                       $     92     $   110
     Self-insurance liabilities and contingencies               866       1,472
     Original issue discount                                  4,058       4,041
     Unrealized loss on derivative financial instruments         31          --
                                                           --------     -------
                                                              5,047       5,623
   Deferred Tax Liability

     Accumulated depreciation and tax cost differences      (10,585)     (8,261)
                                                           --------    --------

         Net deferred tax liability                        $ (5,538)   $ (2,638)
                                                           ========    ========

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 7:        INCOME TAXES (Continued)

    The above net deferred tax liability is presented on the June 30 balance sheets as follows:

                                                     2001           2000
                                                     ----           ----
                                                        (In Thousands)

   Deferred Tax Assets (Liabilities)

     Deferred tax asset - current                  $    200       $    150
     Deferred tax liability - long-term              (5,738)        (2,788)
                                                   --------       --------

         Net deferred tax liability                $ (5,538)      $ (2,638)
                                                   ========       ========

    A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                            2001            2000          1999
                                                            ----            ----          ----
                                                                       (In Thousands)
Computed at the statutory rate (34%)                      $ (3,746)       $ 5,886       $ (5,429)
Increase (decrease) resulting from:
   Amortization of excess of cost over
     fair value of net assets acquired                         173            210            389
   State income taxes - net of federal tax benefit            (333)         1,323           (280)
   Nondeductible goodwill amortization on sold
     retail service centers                                    101            895             --
   Interest and penalties on tax obligations                 1,311             --             --
   Reduction of tax basis on retail service centers          2,584             --             --
   Other                                                      (403)          (422)           123
                                                          --------        -------       --------

         Actual tax provision (credit)                    $   (313)       $ 7,892       $ (5,197)
                                                          ========        =======       ========

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 8: SELF-INSURANCE AND CONTINGENCIES

    Under the Company's current insurance program, the Company's comprehensive general, auto and employer's liability coverage and excess liability policy provides for losses of up to $75.0 million. The general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

    The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 2001 and 2000. The current portion of the ending liability of $400,000 at June 30, 2001 and 2000, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

    The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $770,000, $1,079,000 and $816,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 9: STOCK OPTIONS AND WARRANTS

Stock Options

    The Company has established a Stock Option Plan for the benefit of its employees and directors. Stock options may be either incentive stock options or nonqualified stock options, with an option price no less than the fair value of the Company's common stock on the date of the grant. Options are granted for no more than a 10-year term and are exercisable based on a written agreement between the administrator and optionee.

    The table below summarizes transactions under the Company's stock option plan:

                                              Number of Shares
                                              ----------------

   Balance, June 30, 1998                          584,026
     Granted ($1.00 per share)                     154,404
     Forfeited                                    (237,730)
                                                 ---------
   Balance, June 30, 1999                          500,700
     Granted ($1.00 per share)                      10,000
     Forfeited                                     (75,000)
                                                 ---------
   Balance, June 30, 2000                          435,700
     Granted ($1.00 per share)                      74,000
     Forfeited                                     (35,000)
                                                 ---------

   Balance, June 30, 2001                          474,700
                                                 =========

    Options outstanding at June 30, 2001, have a weighted-average remaining contractual life of approximately seven years with 336,920 options currently exercisable. The exercise price was $7.00 per share until May 2000 when it was reduced to $1.00 per share.

    The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because, in the opinion of management, such values do not have a material effect.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 9: STOCK OPTIONS AND WARRANTS (Continued)

Common Stock Purchase Warrants

    The Company issued detachable warrants to purchase common stock in connection with the issuance of 127/8% Senior Secured Notes in 1994. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable currently and will expire on July 15, 2004. No warrants were issued or exercised in 2001, 2000 and 1999. Warrants to purchase 175,536 shares were outstanding at June 30, 2001 and 2000.


NOTE 10: ADDITIONAL CASH FLOW INFORMATION

                                                       2001      2000      1999
                                                       ----      ----      ----
                                                           (In Thousands)

Noncash Investing and Financing Activities

   Notes receivable from sale of retail service
     centers and Tres Hombres, Inc.                       --    $1,350      $207
   Purchase contract obligations incurred for
     business acquisitions                              $591      $389       $75
   Capital lease obligations incurred for property
     and equipment                                      $326      $332      $232
   Long-term obligations incurred for investment
     in Missouri Investment Partner I, LLC, a
     purchaser of Missouri low-income housing
     tax credits                                        $870        --        --

Additional Cash Payment Information

   Interest paid                                      $2,529   $14,199   $11,762
   Income taxes paid                                  $3,633      $552        --
   Income taxes refunded                                $417      $869    $1,486

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 11: EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution retirement plan covering substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 2001, 2000 or 1999.


NOTE 12: OPERATING LEASES

    Noncancelable operating leases, which cover office space and various equipment, expire in various years through 2012. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

    Future minimum lease payments (in thousands) at June 30, 2001, were:

           2002                                  $   531
           2003                                      468
           2004                                      453
           2005                                      452
           2006                                      429
           Thereafter                              2,284
                                                 -------

           Future minimum lease payments         $ 4,617
                                                 =======


NOTE 13: FUTURES AND FORWARD CONTRACTS AND CHANGE IN ACCOUNTING PRINCIPLE

    The Company enters into purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of June 30, 2001 and 2000, the Company had approximately $5.5 million and $11.9 million, respectively, in outstanding commitments to purchase LP gas for inventory. The Company also had outstanding commitments to sell approximately 2.1 million gallons and 31.5 million gallons of LP gas at June 30, 2001 and 2000, respectively.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 13: FUTURES AND FORWARD CONTRACTS AND CHANGE IN ACCOUNTING PRINCIPLE (Continued)

    The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of June 30, 2001 and 2000, the Company's open positions on commodity futures contracts for LP gas consisted of 0 gallons and 210,000 gallons, respectively, and had a fair value of approximately $0 and $13,000, respectively. Net unrealized gains and losses on open positions in commodity futures contracts were immaterial at June 30, 2001 and 2000.

    On July 1, 2000, the Company adopted the provisions of Financial Accounting Standards Board Statements (SFAS) Nos. 133 and 138, which establish accounting and reporting standards for derivative instruments. SFAS 133 and 138 require most derivative instruments to be reflected as assets or liabilities in the balance sheet at their fair values with changes in fair values reflected in net income (or accumulated other comprehensive income if the criteria for cash flow hedge accounting are met). An exception to application of the requirements is provided for derivative instruments that meet the criteria of normal purchases/normal sales set forth in the new standards and are, therefore, not recognized.

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

    At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. No disclosure of the pro forma effects as if the new standards had been applied retroactively to prior periods is made as such effects are immaterial. Application of the new standards resulted in recognition of a loss on forward and futures contracts of $506,000 during the year ended June 30, 2001.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 14: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

    Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Estimates

    Significant estimates related to self-insurance, goodwill amortization, litigation, collectibility of receivables and income tax assessments are discussed in Notes 1 and 8. Actual losses related to these items could vary materially in the near term from amounts reflected in the financial statements.


NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods were used to estimate the fair value of financial instruments:

Note Receivable

    Fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities.

Forward Purchase and Forward Sale Contracts

    Fair value is based on quoted market prices.

Notes Payable to Banks and Long-Term Debt

    Fair value of the Senior Secured Notes is estimated based on the trading prices of this debt issuance. The fair value of the Subordinated Debentures is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The fair value of notes payable to banks and other debt approximates carrying value as other debt consists of obligations with interest rates approximating rates currently available to the Company.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Notes Payable to Banks and Long-Term Debt (Continued)

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

                                                                    June 30
                                         -------------------------------------------------------------
                                                    2001                               2000
                                         --------------------------          -------------------------
                                         Carrying            Fair            Carrying           Fair
                                          Amount            Value             Amount            Value
                                          ------            -----             ------            -----
Financial Assets:
   Cash                                      $509             $509              $432              $432
   Note receivable                           $942             $942              $972              $972
   Forward sales contracts                   $115             $115                --                --

Financial Liabilities:
   Notes payable to banks                  $3,979           $3,979                --                --
   Senior Secured Notes, due 2003         $60,459          $28,620                --                --
   Senior Secured Notes, due 2004              --               --           $50,535           $40,000
   Subordinated Debentures, due 2007       $6,171           $2,919            $5,896            $5,843
   Other long-term debt                    $4,589           $4,589            $4,643            $4,643
   Forward purchase contracts                $200             $200                --                --

NOTE 16: ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

    During the year ended June 30, 2001, the Company acquired one LP gas operation through an asset purchase transaction for a total of $600,000, of which $110,000 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. During the year ended June 30, 2000, the Company acquired one LP gas operation through an asset

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 16: ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS (Continued)

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

    During the year ended June 30, 2001, the Company sold three retail service centers. The Company received $929,000 in cash from the sale. The pro forma effects of the disposition as if it had been completed at the beginning of the year would not be materially different from actual results.

    During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions were made at the beginning of the current and previous years, are shown below:

                                                     2001               2000
                                                     ----               ----
                                                          (In Millions)

   Operating revenue                                $57.1               $55.7
   Net income (loss)                                $(9.8)              $14.9

    The pro forma results are not necessarily indicative of what would have occurred had the retail service center dispositions been on those dates, nor are they necessarily indicative of future operations.


NOTE 17: BUSINESS ACQUISITION AND DISPOSITION

    On July 2, 1999, the Company acquired Tres Hombres, Inc., a restaurant chain controlled by the Company's principal stockholder, in a transaction that was accounted for in a manner similar to a pooling of interests. The Company issued 22,865 shares of stock previously held in treasury in exchange for all of the outstanding common stock of Tres Hombres, Inc.

                            ALL STAR GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 17: BUSINESS ACQUISITION AND DISPOSITION (Continued)

    Due to covenant requirements established by its then working capital lender, the Company sold Tres Hombres, Inc. in December 1999, recognizing a loss of approximately $363,000. The sale was consummated through receipt of a promissory note and assumption of certain liabilities by the buyer. Unaudited pro forma consolidated operations, assuming the disposition was made at the beginning of the current and previous years, are shown below:

                                                     2001               2000
                                                     ----               ----
                                                           (In Millions)

   Operating revenue                                $57.1               $78.7
   Net income (loss)                                $(9.8)              $18.3


NOTE 18: SUBSEQUENT EVENT - DISPOSITION OF RETAIL SERVICE CENTER

    In August 2001, the Company sold for cash and notes three retail service centers in Missouri at a gain. The retail service centers disposed of accounted for approximately 7%, 4% and 4% of sales volume for the years ended June 30, 2001, 2000 and 1999, respectively. At June 30, 2001, the carrying value of the retail service center disposed of was approximately 9% of total assets.

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


                                    BKD, LLP


Springfield, Missouri
August 10, 2001

                            ALL STAR GAS CORPORATION

                CONSOLIDATED SCHEDULES OF SALES AND GROSS PROFIT

                       YEARS ENDED JUNE 30, 2001 AND 2000
                                 (In Thousands)

                                                2001                                       2000
                                 -------------------------------------     -------------------------------------
                                                   Gross Profit                             Gross Profit
                                               -----------------------                  ------------------------
                                                            Percentage                                Percentage
                                   Sales        Amount      of Revenue      Sales         Amount      of Revenue
                                   -----        ------      ----------      -----         ------      ----------
Gas Sales
   Bulk - retail                 $ 51,952      $ 13,376         25.7%      $ 64,529      $ 26,696         41.4%
   Bulk - industrial
     accounts                          --            --           --          5,529           910         16.5
   Bottle - retail and
     wholesale                        968           565         58.4          1,593           975         61.2
                                 --------      --------                    --------      --------
                                   52,920        13,941         26.3         71,651        28,581         39.9

Gas Systems
   and Appliances                   1,639           578         35.3          3,424           677         19.8

Fuel Oil & Gas                        148            54         36.5             --            --           --
                                 --------      --------                    --------      --------
                                   54,707        14,573                      75,075        29,258
Other Revenue
   Food, liquor and other              --            --                       1,860         1,252
   Rental, storage
     and leases                       777           777                       1,607         1,607
   Service labor                      860           860                       1,453         1,453
   Service charges                    227           227                         280           280
   Miscellaneous                      481           481                         342           342
                                 --------      --------                    --------      --------

                                 $ 57,052      $ 16,918         29.7       $ 80,617      $ 34,192         42.4
                                 ========      ========                    ========      ========

                            ALL STAR GAS CORPORATION

          CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES

                       YEARS ENDED JUNE 30, 2001 AND 2000
                                 (In Thousands)


                                                        2001           2000
                                                        ----           ----

Salaries and commissions                              $  8,520       $ 14,692
Transportation                                           1,372          2,593

Office, telephone and utilities                            813          1,930
Taxes and licenses other than payroll and income           444          1,010

Rent and maintenance of building and equipment           1,456          2,657
Payroll taxes and employee benefits                      1,539          2,604

Insurance and liability claims                             901          3,773
Travel and entertainment                                   372            525

Professional fees                                          366          1,600
Advertising                                                269            369
Miscellaneous                                              317          1,329
                                                      --------       --------

                                                      $ 16,369       $ 33,082
                                                      ========       ========

         Independent Accountants' Report on Financial Statement Schedule



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    In connection with our audit of the consolidated financial statements of ALL STAR GAS CORPORATION for each of the three years in the period ended June 30, 2001, we have also audited the accompanying financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/BKD, LLP


Springfield, Missouri
August 10, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (In Thousands)

                            Balance at         Charges to          Amount                      Balance at
                            Beginning           Costs and         Written                        End of
         Description         of Year            Expenses            Off          Other            Year
         -----------       -----------         ----------        ---------       -----          --------
Valuation accounts
  deducted from
  assets to which
  they apply - for
  doubtful accounts
  receivable:
     June 30, 2001             $300                $341             $391            $1(A)          $250
                                                                                  $(1)(B)
     June 30, 2000             $526                $464             $369            $1(A)          $300
                                                                                $(322)(B)
     June 30, 1999             $844                $227             $545            $3(A)          $526
                                                                                  $(3)(B)

(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.