Form 10-Q
period 2001-09-30
ALL STAR GAS CORP
filed 2001-11-13
CIK 922404

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             MISSOURI                                      43-1494323
   ------------------------------                    -----------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)


        P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
     -----------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (417) 532-3103
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of October 31, 2001 was 1,586,891.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                       September 30, 2001
                                                           (Unaudited)           June 30, 2001
                                                        ----------------        ----------------
Assets

Current Assets
     Cash                                                       $   383                 $   509
     Trade receivables - net                                      2,472                   2,549
     Inventories                                                  2,953                   2,783
     Forward sales contracts                                         87                     115
     Prepaid expenses                                               736                     198
     Deferred income taxes                                          200                     200
                                                        ----------------        ----------------

         Total Current Assets                                     6,831                   6,354
                                                        ----------------        ----------------

Property, plant and equipment                                    53,641                  56,593
     Less accumulated depreciation                               24,851                  25,742
                                                        ----------------        ----------------

         Fixed Assets - Net                                      28,790                  30,851
                                                        ----------------        ----------------

Other Assets
     Debt acquisition costs - net                                 1,059                   1,174
     Excess of cost over fair value of net assets
         acquired - net                                           4,849                   5,016
     Notes receivable                                             1,764                     942
     Other                                                        1,502                   1,628
                                                        ----------------        ----------------

         Total Other Assets                                       9,174                   8,760
                                                        ----------------        ----------------

Total Assets                                                    $44,795                 $45,965
                                                        ================        ================

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                       September 30, 2001
                                                          (Unaudited)            June 30, 2001
                                                        ----------------        ----------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Current maturities of long-term debt                       $67,199                 $14,493
     Notes payable - bank                                         5,007                   3,979
     Accrued interest                                             1,558                   1,339
     Customer prepayments                                         9,783                  10,208
     Income taxes payable                                         2,593                   3,705
     Accounts payable and accrued expenses                        6,297                   4,732
     Forward purchase contracts                                     141                     200
                                                        ----------------        ----------------

         Total Current Liabilities                               92,578                  38,656

Long-term debt                                                    4,084                  56,726
Deferred income taxes                                             4,494                   5,738
Accrued self-insurance liability                                    529                     529
                                                        ----------------        ----------------

         Total Liabilities                                      101,685                 101,649
                                                        ----------------        ----------------

Stockholders' Equity (Deficit)
     Common stock; $.001 par value; authorized
         20,000,000 shares, issued - 14,291,020 shares               14                      14
     Common stock purchase warrants                               1,227                   1,227
     Additional paid-in capital                                  28,574                  28,574
     Retained earnings                                            1,209                   2,415
                                                        ----------------        ----------------
                                                                 31,024                  32,230

Treasury stock,  at cost
     September 30, 2001 - 12,704,129 shares; June 30,
         2001 - 12,704,105 shares                               (87,914)                (87,914)
                                                        ----------------        ----------------

Total Stockholders' Equity (Deficit)                            (56,890)                (55,684)
                                                        ----------------        ----------------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                              $44,795                 $45,965
                                                        ================        ================

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)



                                                                                        2001                      2000
                                                                               ----------------------    ---------------------

Operating Revenue                                                                           $  7,645                 $  7,682
Cost of Product Sold                                                                           4,726                    4,548
                                                                               ----------------------    ---------------------
     Gross Profit                                                                              2,919                    3,134
                                                                               ----------------------    ---------------------

Operating Costs and Expenses
     General and administrative                                                                3,702                    3,508
     Depreciation and amortization                                                               951                    1,034
     (Gain) loss on sale of assets                                                           (1,174)                      204
     (Gain) loss on forward and futures contracts                                               (43)                      462
                                                                               ----------------------    ---------------------
                                                                                               3,436                    5,208
                                                                               ----------------------    ---------------------

Operating Loss                                                                                 (517)                  (2,074)
                                                                               ----------------------    ---------------------

Other Expense
     Interest expense                                                                          (457)                  (1,821)
     Amortization of debt discount and expense                                                 (915)                    (134)
                                                                               ----------------------    ---------------------

                                                                                             (1,372)                  (1,955)
                                                                               ----------------------    ---------------------

Loss Before Income Taxes                                                                     (1,889)                  (4,029)

Credit for Income Taxes                                                                        (683)                  (1,241)
                                                                               ----------------------    ---------------------

Loss Before Cumulative Effect of Change in Accounting
      Principle                                                                              (1,206)                  (2,788)

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes of $546,000                                                             --                      940
                                                                               ----------------------    ---------------------

Net Loss                                                                                    $(1,206)                 $(1,848)
                                                                               ======================    =====================

Basic and Diluted Loss Per Common Share Before
       Cumulative Effect of Change in Accounting Principle                                    $(.76)                  $(1.75)

Basic and Diluted Income Per Common Share on Cumulative Effect of
     Change in Accounting Principle                                                               --                      .59
                                                                               ----------------------    ---------------------

Basic and Diluted Loss Per Common Share                                                       $(.76)                  $(1.16)
                                                                               ======================    =====================

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                              2001                       2000
                                                                       -----------------          -----------------
Cash Flows From Operating Activities
     Net Loss                                                                  $ (1,206)                   $(1,848)
     Items not requiring (providing) cash
         Depreciation                                                               727                        793
         Amortization                                                             1,139                        375
         (Gain) loss on sale of assets                                           (1,174)                       204
         Cumulative effect of change in accounting principle                         --                       (940)
         (Gain) loss on forward and futures contracts                               (44)                       462
         Deferred income taxes                                                       --                       (733)
     Changes In:
         Trade receivables                                                         (112)                    (1,778)
         Inventories                                                               (215)                    (1,491)
         Prepaid expense and other                                                 (433)                       989
         Accounts payable and customer prepayments                                1,689                      3,827
         Accrued expenses                                                           340                        822
         Income taxes payable                                                    (1,112)                      (765)
                                                                       -----------------          -----------------
            Net cash used in operating activities                                  (401)                       (83)
                                                                       -----------------          -----------------

Cash Flows From Investing Activities
     Purchase of property & equipment                                              (606)                      (620)
     Acquisition of retail service centers                                         (123)                        --
     Proceeds from sales of property and equipment                                  150                        909
     Disposal of retail service centers                                           1,076                        929
     Advances from related parties                                                  117                         --
                                                                       -----------------          -----------------
     Net cash provided by investing activities                                      614                      1,218
                                                                       -----------------          -----------------

Cash Flows From Financing Activities
     Increase (decrease) in checks in process of collection                         458                       (985)
     Proceeds on notes payable to banks                                           2,750                         --
     Principal payments on notes payable to banks                                (1,722)                     1,990
     Principal payments on other long-term debt                                  (1,825)                      (971)
                                                                       -----------------
                                                                                                  -----------------
          Net cash provided by (used in) financing activities                      (339)                        34
                                                                       -----------------          -----------------

INCREASE (DECREASE) IN CASH                                                        (126)                     1,169

CASH, BEGINNING OF PERIOD                                                           509                        432
                                                                       -----------------          -----------------

CASH, END OF PERIOD                                                            $    383                     $1,601
                                                                       =================          =================

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 38 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and the consolidated results of its operations and cash flows for the periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2001, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted. The condensed consolidated balance sheet of the Company as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.


(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company reported income from operations during the fiscal year ended June 30, 2000, primarily due to the gains recognized on the sale of certain retail service centers. The Company has otherwise suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994 and is in default with respect to its outstanding Senior Secured Notes due 2003 and with its 9% Subordinated Debentures due 2007.

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

         The Company and its subsidiaries are defendants in other various lawsuits related to the self-insurance program, which presently are not expected to have a material adverse effect on the Company's financial position or results of operations but could change materially in the near term.

         The Company and its subsidiaries are presently involved in other various federal and state tax audits, which presently are not expected to have a material adverse effect on the Company's financial position or results of operations.


(4)      FUTURES AND FORWARD CONTRACTS

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of September 30, 2001, the Company had outstanding commitments to purchase approximately 11.2 million gallons of LP gas for approximately $6.2 million. The Company also had outstanding commitments to sell approximately 2.4 million gallons of LP gas at September 30, 2001.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of September 30, 2001 the Company had no open positions on commodity futures contracts. As of September 30, 2000 the Company's open positions on futures contracts consisted of 5.5 million gallons and had a fair value of approximately $326,000.

(5)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of September 30, 2001 and 2000 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of earnings per share. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,891 and 1,586,915 as of September 30, 2001 and 2000,
         respectively.


(6)      ACQUISITIONS AND DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the three months ended September 30, 2001, the Company acquired five retail service centers through an asset purchase transaction for a total of $3.2 million of which $123,000 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities. Pro forma results of these operations as if the transaction had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.

         During the three months ended September 30, 2001, the Company sold 4 retail service centers at a gain. At June 30, 2001, the carrying value of the retail service centers sold was approximately 9% of total assets. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.


(7)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


                  Additional Cash Payment Information                           2001                  2000
                  -----------------------------------                           ----                  ----

                  Interest Paid                                                 $ 1,696                   $27
                  Income Taxes Paid                                               $ 429                  $262

                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Note receivable from sale of retail service centers
                                                                                  $ 834                    --
                  Purchase contract obligations incurred for
                       acquisitions of retail service centers                   $ 1,792                    --
                  Mortgage and lease obligations incurred on the
                       purchase of property and equipment                          $364                   $85

(8)      SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes").

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


         As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      September 30                             June 30

                                                2001                2000               2001               2000
                                                ----                ----               ----               ----

Total long-term debt (including current
     maturities)                                   $76,290            $62,322             $75,198           $61,074

Working Capital (deficit)                         $(85,747)          $(80,917)           $(32,302)         $(80,513)

Current Ratio                                          .07                .16                 .16               .08

During the three months ended September 30, 2001, the Company incurred $2.7 million of additional bank debt for working capital purposes. This increase in long-term debt was offset by mortgage obligation principal payments and principal payments on the Company's Senior Notes.

The changes in working capital and the resulting effects on the current ratio are due principally to the balance of the Senior Notes and the Subordinated Debentures and their classification as current at September 30, 2001 and 2000.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. Customer prepayments related to the program increased $1.8 million for the three months ended September 30, 2001 compared to the same period in 2000.

On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company is prohibited under the terms of the Subordinated Debentures from making any interest payments if such payment shall create a default in the payment of amounts due on any Senior indebtedness.

As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at September 30, 2001. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of November 14, 2001.

In the event that the Company continues to fail to make any interest payment otherwise payable pursuant to the Senior Notes and the Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness. If the holders of the Senior Notes or the Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under these circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurances that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

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


Results of Operations

Due to the seasonal nature of its business, the Company usually realizes an operating loss the first quarter. Operating revenues and results of forward and futures contracts for a particular quarter are not necessarily indicative of a full fiscal year's operations primarily because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the three months ended September 30, 2001 and 2000 and the year ended June 30, 2001 (in thousands).



                                                  Three                         Three
                                                  Months                        Months                        Year
                                                  Ended                         Ended                         Ended
                                                 9/30/01                       9/30/00                       6/30/01
                                                 -------                       -------                       -------

Revenues:
     Propane                                     $6,784                        $ 6,667                       $ 52,920
     Gas systems, appliances and other
         fuels                                      473                            409                          1,787
     Other                                          388                            606                          2,345

Gross Profit:
     Propane                                      2,394                          2,373                         13,941
     Gas systems, appliances and other
         fuels                                      137                            155                            632
     Other                                          388                            606                          2,345

Volumes. Retail volumes of propane sold increased 17% in the three months ended September 30, 2001 compared to the same period ended September 30, 2000. Comparing stores that were operated by the Company during both 2001 and 2000, volumes increased 8%.

During the three months ended September 30, 2001 and 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 1.4 million and 8.2 million gallons, respectively, of propane to other suppliers during this three month period.

Revenues. Operating revenues decreased slightly during the three months ended September 30, 2001 compared to the same period in 2000. Offsetting the increase in retail volumes discussed above, retail sales prices per gallon decreased 13% in the three months ended September 30, 2001 compared to 2000. Other sales, including gas systems, appliances and other fuels, decreased $236,000 or 31% as indicated in the table above.

Cost of product and gross profit. Cost of product sold increased $178,000 due to the increase in volumes discussed above offset by average costs per gallon sold decreasing 13% over the same period in 2000.

The Company's gross profit decreased $215,000 or 7% in the three months ended September 30, 2001 compared to the same period in 2000.

General and administrative expense. General and administrative expense for the three months ended September 30, 2001 increased slightly over the same period in 2000. There were no significant changes occurring in any individual expense category.

Depreciation and amortization. Depreciation and amortization expense decreased for the three months ended September 30, 2001 as compared to the same period in 2000 mainly due to the divestiture of 66 retail service centers during fiscal year 2000.

Gains/loss on forward and futures contracts. Gain on forward and futures contracts was $43,000 for the three months ended September 30, 2001 compared to a loss of $462,000 for the three months ended September 30, 2000. The gain recognized during the three months ended September 30, 2001 is a result of the increase in fair value of the Company's derivative instruments during the quarter.

Interest expense. Interest expense decreased approximately $1.4 million for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to interest on the Senior Notes being a direct principal reduction due to the accounting treatment of the Senior Notes upon restructuring in February 2001.



Impact of Recent Accounting Pronouncements

The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

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

Reference is made to Note 3 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

None

(b)      Reports on Form 8-K

November 2, 2001


Reviewed by Independent Certified Public Accountants

The September 30, 2001 financial statements included in this filing on Form 10-Q have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   All Star Gas Corporation
                                   Registrant

                                   By:  /s/  Paul S. Lindsey, Jr.
                                        -------------------------
                                        Paul S. Lindsey, Jr.
                                        President and CEO


DATE:  November 14, 2001

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


    We have reviewed the accompanying condensed consolidated balance sheet of ALL STAR GAS CORPORATION as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ALL STAR GAS CORPORATION as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated August 10, 2001, on those consolidated financial statements, we expressed an unqualified opinion that also contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /s/BKD, LLP

Springfield, Missouri
October 30, 2001