Form 10-Q
period 2001-12-31
ALL STAR GAS CORP
filed 2002-02-19
CIK 922404

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            MISSOURI                                          43-1494323
      ---------------------                             --------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


        P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
    -----------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (417) 532-3103
    -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Number of Shares of outstanding common stock (one class only) as of February 14, 2002 was 1,586,891.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                        December 31, 2001
                                                           (Unaudited)      June 30, 2001
                                                        -----------------   -------------
Assets

Current Assets
     Cash                                                    $   634           $   509
     Trade receivables - net                                   3,591             2,549
     Inventories                                               2,818             2,783
     Forward sales contracts                                    --                 115
     Prepaid expenses                                            972               198
     Deferred income taxes                                       200               200
                                                             -------           -------

         Total Current Assets                                  8,215             6,354
                                                             -------           -------

Property, plant and equipment                                 50,383            56,593


     Less accumulated depreciation                            23,225            25,742
                                                             -------           -------

         Fixed Assets - Net                                   27,158            30,851
                                                             -------           -------

Other Assets
     Debt acquisition costs - net                              1,101             1,174
     Excess of cost over fair value of net assets
         acquired - net                                        4,267
                                                                                 5,016
     Note receivable                                           2,349               942
     Other                                                     1,516             1,628
                                                             -------           -------

         Total Other Assets                                    9,233             8,760
                                                             -------           -------

Total Assets                                                 $44,606           $45,965
                                                             =======           =======


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                     December 31, 2001
                                                        (Unaudited)        June 30, 2001
                                                     -----------------     -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                     $   3,049          $   1,243
     Current maturities of long-term debt                   67,976             14,493
     Notes payable - bank                                    5,701              3,979
     Accrued interest                                        1,777              1,339
     Customer prepayments                                    6,161             10,208
     Income taxes payable                                    3,074              3,705
     Accounts payable and accrued expenses                   5,376              3,489
     Forward purchase contracts                               --                  200
                                                         ---------          ---------

             Total Current Liabilities                      93,114             38,656

Long-term debt                                               3,865             56,726
Deferred income taxes                                        4,420              5,738
Accrued self-insurance liability                               529                529
                                                         ---------          ---------

             Total Liabilities                             101,928            101,649
                                                         ---------          ---------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares                     14                 14
     Common stock purchase warrants                          1,227              1,227
     Additional paid-in capital                             28,574             28,574
     Retained earnings                                         777              2,415
                                                         ---------          ---------
                                                            30,592             32,230


Treasury stock, at cost - 12,704,129 shares                (87,914)           (87,914)
                                                         ---------          ---------

             Total Stockholders' Equity (Deficit)          (57,322)           (55,684)
                                                         ---------          ---------

Total Liabilities and Stockholders'
Equity (Deficit)                                         $  44,606          $  45,965
                                                         =========          =========



See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                   Three Months Ended      Six Months Ended
                                                       December 31            December 31
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------

Operating revenue                                 $ 14,556    $ 19,539    $ 22,201    $ 27,221
Cost of product sold                                 8,257      13,768      12,983      18,315
                                                  --------    --------    --------    --------
     Gross Profit                                    6,299       5,771       9,218       8,906
                                                  --------    --------    --------    --------

Operating Costs and Expenses
     General and administrative                      4,579       3,932       8,281       7,440
     Depreciation and amortization                     883       1,028       1,834       2,063
     (Gain) loss on sale of assets                  (1,041)        (61)       (971)        143
     (Gain) loss on forward and futures
         contracts                                      (1)      1,299         (44)      1,761
                                                  --------    --------    --------    --------
                                                     4,420       6,198       9,100      11,407
                                                  --------    --------    --------    --------

Operating Income (Loss)                              1,879        (427)        118      (2,501)
                                                  --------    --------    --------    --------


Other Expense
     Interest expense                                 (410)     (1,943)       (867)     (3,764)
     Amortization of debt discount                    (923)       (134)     (1,838)       (268)
                                                  --------    --------    --------    --------
                                                    (1,333)     (2,077)     (2,705)     (4,032)
                                                  --------    --------    --------    --------

Income (Loss) Before Income Taxes                      546      (2,504)     (2,587)     (6,533)

Provision (Credit) for Income Taxes                    202      (1,215)       (949)     (2,456)
                                                  --------    --------    --------    --------
Income (Loss) Before Cumulative Effect of
     Change in Accounting Principle                    344      (1,289)     (1,638)     (4,077)
Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes of $546,000         --          --          --         940
                                                  --------    --------    --------    --------
Net Income (Loss)                                 $    344    $ (1,289)   $ (1,638)   $ (3,137)
                                                  ========    ========    ========    ========
Basic and Diluted Income (Loss) Per Common
     Share Before Cumulative Effect of Change
     in Accounting Principle                      $    .22   $   (.81)   $   (1.03)   $  (2.57)
Basic and Diluted Income (Loss) Per Common
     Share on Cumulative Effect of Change
     in Accounting Principle                            --          --          --         .59
                                                  --------    --------    --------    --------
Basic and Diluted Income (Loss) Per Common
     Share                                        $    .22    $   (.81)   $  (1.03)   $  (1.98)
                                                  ========    ========    ========    ========


           See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                            2001       2000
                                                                          -------    -------

Cash Flows From Operating Activities
     Net loss                                                             $(1,638)   $(3,137)
     Items not requiring (providing) cash
         Depreciation                                                       1,409      1,580
         Amortization                                                       2,262        751
         (Gain) loss on sale of retail service centers and other assets      (971)       143
         Cumulative effect of change in accounting principle                 --         (940)
         (Gain) loss on forward and futures contracts                         (44)     1,761
         Deferred income taxes                                             (1,318)      (629)
     Changes In:
         Trade receivables                                                 (1,373)    (7,270)
         Inventories                                                         (264)    (1,351)
         Prepaid expense and other                                           (259)       591
         Accounts payable and customer prepayments                           (121)     4,960
         Accrued expenses                                                    (103)     2,080
         Income taxes payable                                                (631)    (3,596)
                                                                          -------    -------
     Net cash used in operating activities                                 (3,051)    (5,057)
                                                                          -------    -------

Cash Flows From Investing Activities
     Purchase of property and equipment                                    (1,870)    (1,163)
     Acquisition of retail service centers                                   (123)      (110)
     Proceeds from sales of property and equipment                            150      1,159
     Disposal of retail service centers                                     3,033        929
     Purchase of interest in limited liability company                       --         (261)
                                                                          -------    -------
     Net cash provided by investing activities                              1,190        554
                                                                          -------    -------

Cash Flows From Financing Activities
     Increase in checks in process of collection                            1,806      1,946
     Advances from related parties                                            501      1,210
     Proceeds on notes payable to banks                                     3,444      2,924
     Principal payments on notes payable to banks                          (1,722)      --
     Principal payments on other long-term debt                            (2,043)    (1,244)
                                                                          -------    -------
     Net cash provided by financing activities                              1,986      4,836
                                                                          -------    -------

INCREASE IN CASH                                                              125        333

CASH, BEGINNING OF PERIOD                                                     509        432
                                                                          -------    -------

CASH, END OF PERIOD                                                       $   634    $   765
                                                                          =======    =======

            See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 38 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2001, and the consolidated results of its operations and cash flows for the periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2001, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that document has been omitted. The condensed consolidated balance sheet of the Company as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.


(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company reported income from operations during the fiscal year ended June 30, 2000, primarily due to the gains recognized on the sale of certain retail service centers. The Company has otherwise suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994, and is in default with respect to its outstanding Senior Secured Notes due 2003 and its 9% Subordinated Debentures due 2007. The Company has recently been required to make additional cash deposits with two of its major propane suppliers to maintain current terms.

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The balance of income taxes payable as of December 31, 2001 is approximately $3.0 million.

         The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is undertaking several strategies involving additional debt and equity restructurings for mitigating these conditions during the coming year. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.


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



(4)      FUTURES AND FORWARD CONTRACTS

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of December 31, 2001, the Company had outstanding commitments to purchase approximately 5.5 million gallons of LP gas for approximately $3.1 million. The Company also had outstanding commitments to sell approximately 730,000 gallons of LP gas at December 31, 2001.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of December 31, 2001 the Company had no open positions on commodity futures contracts. As of December 31, 2000 the Company's open positions on futures contracts consisted of 4.7 million gallons and had a fair value of approximately $775,000.


(5)      INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed by dividing the net income
         (loss) for the three and six month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of December 31, 2001 and 2000 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of earnings per share. The weighted average number of common shares outstanding used in the computation of income (loss) per common share was 1,586,891 and 1,586,915 as of December 31, 2001 and 2000, respectively.

(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the three months ended December 31, 2001, the Company sold 5 retail service centers at a gain, of which 3 were sold to a related party. At June 30, 2001, the carrying value of the retail service centers sold was approximately 6% of total assets. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.


(7)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)


                  Additional Cash Payment Information                           2001           2000
                  -----------------------------------                           ----           ----

                  Interest Paid                                                $1,888            $116
                  Income Taxes Paid                                            $1,302            $906

                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Purchase contract obligations incurred on the
                       acquisition of retail service centers                   $1,792            $591
                  Long-term obligation incurred for investment in
                       Missouri Investment Partners I, LLC, a
                       purchaser of Missouri low-income housing tax
                       credits                                                     --            $870
                  Notes receivables from sale of retail service
                       centers                                                 $2,103              --
                  Mortgage and lease obligations incurred for purchase
                       of property and equipment                                 $364            $204



(8)      SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). The Company also has not made the interest payment due December 31, 2001 on the Senior Notes.

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

         As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2001.

(9)      SUBSEQUENT EVENT

         In February 2002, the Company entered into a sale-leaseback agreement with an unrelated third party involving 28 pieces of real estate, some of which were property not utilized currently in the Company's operations. The Company realized $2.2 million in cash proceeds which were utilized to retire $750,000 of federal tax liability, to pay down existing bank debt, and to fund operating capital needs. The effects of this transaction on the Company's financial statements have not yet been determined.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).


                                                       December 31                        June 30
                                                   2001            2000           2001            2000
                                                   ----            ----           ----            ----
Total long-term debt (including current
     maturities)                                  $ 77,542        $61,541         $75,198        $61,074

Working Capital (deficit)                         $(84,899)     $ (82,763)      $ (32,302)     $ (80,513)

Current Ratio                                          .09            .19             .16            .08

During the six months ended December 31, 2001, the Company incurred $3.4 million of additional bank debt for working capital purposes. This increase in long-term debt was partially offset by principal payments on the Company's mortgage obligations and Senior Notes of $2.0 million.

The changes in working capital and the resulting effects on the current ratio are due principally to the balance of the Senior Notes and the Subordinated Debentures and their classification as current at December 31, 2001 and 2000.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its product purchasing program and marketing programs to its customers. The balance of customer prepayments related to the program was $6.2 million as of December 31, 2001 compared to $4.3 million as of December 31, 2000.

On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). The Company also has not made the interest payment due December 31, 2001 on the Senior Notes. Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company is prohibited under the terms of the Subordinated Debentures from making any interest payments if such payment shall create a default in the payment of amounts due on any Senior indebtedness.

As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2001. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of February 14, 2002.

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

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The balance of income taxes payable as of December 31, 2001 is approximately $3.0 million.


In February 2002, the Company entered into a sale-leaseback agreement with an unrelated third party involving 28 pieces of real estate, some of which were property not utilized currently in the Company's operations. The Company realized $2.2 million in cash proceeds which were utilized to retire $750,000 of federal tax liability, to pay down existing bank debt, and to fund operating capital needs.


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

The following table presents additional operating data for the periods ended December 31, 2001 and 2000 and the year ended June 30, 2001 (in thousands).




                                     Three Months Ended       Six Months Ended     Year Ended
                                    12/31/01    12/31/00    12/31/01    12/31/00    6/30/01
                                    --------    --------    --------    --------    -------
Revenues:
     Propane                         $12,978    $ 17,820    $ 19,762    $ 24,616    $ 52,920
     Gas systems, appliances
         and other fuels                 696         599       1,169       1,008       1,787
     Other                               882       1,120       1,270       1,597       2,345

Gross Profit:
     Propane                           5,231       4,450       7,625       6,951      13,941
     Gas systems, appliances
         and other fuels                 277         211         414         368         632
     Other                               791       1,110       1,179       1,587       2,345


Volumes. Retail volumes of propane sold decreased 17% and 11% in the three and six months ended December 31, 2001, respectively, compared to the same periods ended December 31, 2000 due to the warmer winter weather experienced. Comparing stores that were operated by the Company during both 2001 and 2000, volumes decreased 14% and 7% in the three months and six months ended December 31, 2001, respectively, compared to the same periods in 2000.

During the six months ended December 31, 2001 and 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 1.9 million and 25.3 million gallons, respectively, of propane to other suppliers during these six month periods.

Revenues. Operating revenues decreased in the three and six months ended December 31, 2001 compared to the same period in 2000. In addition to the decrease in retail volumes discussed above, retail sales prices per gallon decreased 11%, in the six months ended December 31, 2001 compared to 2000. Other sales, including gas systems, appliances and other fuels, also decreased as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased in the three and six month periods compared to the same periods in 2000 due to the decrease in volumes discussed above. There was also a 23% decrease in average costs per gallon sold for the six months ended December 31, 2001 compared to the same period in 2000.

The Company's gross profit increased in the three and six months ended December 31, 2001 compared to the same periods in 2000. This is primarily due to the increase in margins per gallon experienced by the Company.

General and administrative expense. General and administrative expense for the three and six months ended December 31, 2001 increased $647,000 and $841,000, respectively, over the same periods in 2000. Salaries and commissions increased $207,000 and $305,000, respectively, for the three and six months ended December 31, 2001 compared to the same periods in 2000 due to increased expenses at the retail service centers. There were no other significant changes occurring in any individual expense category.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended December 31, 2001 decreased over the same periods in 2000 mainly due to the divestiture of retail service centers during fiscal year 2001 and the six months ended December 31, 2001.

Gain/loss on forward and futures contracts. Gain on forward and futures contracts for the three and six months ended December 31, 2001 increased $1.3 million and $1.8 million, respectively. The gain recognized is a result of the increase in fair value of the Company's derivative instruments during the three and six months ended December 31, 2001.

Interest expense. Interest expense for the three and six months ended December 31, 2001 decreased $1.5 million and $2.9 million, respectively, primarily due to interest on the Senior Notes being a direct principal reduction due to the accounting treatment of the Senior Notes upon restructuring in February 2001.


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

      None

(b)   Reports on Form 8-K

      None


Reviewed by Independent Certified Public Accountants

The December 31, 2001 financial statements included in this filing on Form 10-Q have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ALL STAR GAS CORPORATION
                                            Registrant



                                            /s/ Paul S. Lindsey
                                            ----------------------------------
                                            PAUL S. LINDSEY
                                            PRESIDENT AND CEO



DATE:  February 14, 2002

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of December 31, 2001, and the related condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2001 and 2000, and cash flows for the six-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                    BKD, LLP



Springfield, Missouri
February 18, 2002