Form 10-Q/A
period 2001-09-30
ALL STAR GAS CORP
filed 2002-02-20
CIK 922404

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A
                                   AMENDMENT 1

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                         Commission File Number 1-6537-3


                            ALL STAR GAS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           MISSOURI                                          43-1494323
     ---------------------                             ----------------------
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

The Condensed Consolidated Statement of Operations included in Item 1 of Part 1 of Form 10-Q contained a calculation error in the gain or loss on the sale of assets (3 retail service centers) which resulted in an understatement of the Company's net loss and basic and diluted loss per common share for the three months ended September 30, 2001. This also resulted in an error in the balances of income taxes payable, deferred income taxes payable and retained earnings on the Condensed Consolidated Balance Sheet at September 30, 2001 included in Item 1 of Part 1 of Form 10-Q. The calculation error also resulted in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2001 included in Item 1 of Part 1 of Form 10-Q reflecting errors in cash flows from operating activities. The Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2001 in Item 1 of Part 1 have been restated to correct the calculation error.

Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part 1 has been restated to correct the Company's working capital (deficit).

Items 1 and 2 of Part 1 of the registrant's Form 10-Q are hereby amended in their entirety as follows:

PART I  --  FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                      September 30, 2001
                                                         (Unaudited)       June 30, 2001
                                                         -----------       -------------
Assets

Current Assets
     Cash                                                 $   383             $   509
     Trade receivables - net                                2,472               2,549
     Inventories                                            2,953               2,783
     Forward sales contracts                                   87                 115
     Prepaid expenses                                         736                 198
     Deferred income taxes                                    200                 200
                                                          -------             -------

         Total Current Assets                               6,831               6,354
                                                          -------             -------

Property, plant and equipment                              53,641              56,593
     Less accumulated depreciation                         24,851              25,742
                                                          -------             -------

         Fixed Assets - Net                                28,790              30,851
                                                          -------             -------

Other Assets
     Debt acquisition costs - net                           1,059               1,174
     Excess of cost over fair value of net assets
         acquired - net                                     4,849               5,016
     Notes receivable                                       1,764                 942
     Other                                                  1,502               1,628
                                                          -------             -------

         Total Other Assets                                 9,174               8,760
                                                          -------             -------

Total Assets                                              $44,795             $45,965
                                                          =======             =======


                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                             September 30, 2001
                                                                (Unaudited)             June 30, 2001
                                                                -----------             -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Current maturities of long-term debt                        $  67,199                $  14,493
     Notes payable - bank                                            5,007                    3,979
     Accrued interest                                                1,558                    1,339
     Customer prepayments                                            9,783                   10,208
     Income taxes payable                                            3,392                    3,705
     Accounts payable and accrued expenses                           6,297                    4,732
     Forward purchase contracts                                        141                      200
                                                                 ---------                ---------

         Total Current Liabilities                                  93,377                   38,656

Long-term debt                                                       4,084                   56,726
Deferred income taxes                                                4,471                    5,738
Accrued self-insurance liability                                       529                      529
                                                                 ---------                ---------

         Total Liabilities                                         102,461                  101,649
                                                                 ---------                ---------

Stockholders' Equity (Deficit)
     Common stock; $.001 par value; authorized
         20,000,000 shares, issued - 14,291,020 shares                  14                       14
     Common stock purchase warrants                                  1,227                    1,227
     Additional paid-in capital                                     28,574                   28,574
     Retained earnings                                                 433                    2,415
                                                                 ---------                ---------
                                                                    30,248                   32,230

Treasury stock,  at cost
     September 30, 2001 - 12,704,129 shares; June 30,
         2001 - 12,704,105 shares                                  (87,914)                 (87,914)
                                                                 ---------                ---------

Total Stockholders' Equity (Deficit)                               (57,666)                 (55,684)
                                                                 ---------                ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                               $  44,795                $  45,965
                                                                 =========                =========


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)



                                                                       2001       2000
                                                                    -------    -------
Operating Revenue                                                   $ 7,645    $ 7,682
Cost of Product Sold                                                  4,726      4,548
                                                                    -------    -------
     Gross Profit                                                     2,919      3,134
                                                                    -------    -------
Operating Costs and Expenses
     General and administrative                                       3,702      3,508
     Depreciation and amortization                                      951      1,034
     Loss on sale of assets                                              70        204
     (Gain) loss on forward and futures contracts                       (43)       462
                                                                    -------    -------
                                                                      4,680      5,208
                                                                    -------    -------
Operating Loss                                                       (1,761)    (2,074)
                                                                    -------    -------
Other Expense
     Interest expense                                                  (457)    (1,821)
     Amortization of debt discount and expense                         (915)      (134)
                                                                    -------    -------
                                                                     (1,372)    (1,955)
                                                                    -------    -------
Loss Before Income Taxes                                             (3,133)    (4,029)

Credit for Income Taxes                                              (1,151)    (1,241)
                                                                    -------    -------
Loss Before Cumulative Effect of Change in Accounting
      Principle                                                      (1,982)    (2,788)

Cumulative Effect of Change in Accounting Principle,
      Net of Income Taxes of $546,000                                  --          940
                                                                    -------    -------
Net Loss                                                            $(1,982)   $(1,848)
                                                                    =======    =======

Basic and Diluted Loss Per Common Share Before
       Cumulative Effect of Change in Accounting Principle          $ (1.25)   $ (1.75)

Basic and Diluted Income Per Common Share on Cumulative Effect of
     Change in Accounting Principle                                    --          .59

Basic and Diluted Loss Per Common Share                             $ (1.25)   $ (1.16)
                                                                    =======    =======


See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                  2001       2000
                                                                -------    -------
Cash Flows From Operating Activities
     Net Loss                                                   $(1,982)   $(1,848)
     Items not requiring (providing) cash
         Depreciation                                               727        793
         Amortization                                             1,139        375
         Loss on sale of assets                                      70        204
         Cumulative effect of change in accounting principle       --         (940)
         (Gain) loss on forward and futures contracts               (44)       462
         Deferred income taxes                                   (1,267)      (733)
     Changes In:
         Trade receivables                                         (112)    (1,778)
         Inventories                                               (215)    (1,491)
         Prepaid expense and other                                 (433)       989
         Accounts payable and customer prepayments                1,689      3,827
         Accrued expenses                                           340        822
         Income taxes payable                                      (313)      (765)
                                                                -------    -------
            Net cash used in operating activities                  (401)       (83)
                                                                -------    -------

Cash Flows From Investing Activities
     Purchase of property & equipment                              (606)      (620)
     Acquisition of retail service centers                         (123)      --
     Proceeds from sales of property and equipment                  150        909
     Disposal of retail service centers                           1,076        929
     Advances from related parties                                  117       --
                                                                -------    -------
          Net cash provided by investing activities                 614      1,218
                                                                -------    -------

Cash Flows From Financing Activities
     Increase (decrease) in checks in process of collection         458       (985)
     Proceeds on notes payable to banks                           2,750       --
     Principal payments on notes payable to banks                (1,722)     1,990
     Principal payments on other long-term debt                  (1,825)      (971)
                                                                           -------
                                                                           -------
          Net cash provided by (used in) financing activities      (339)        34
                                                                -------    -------

INCREASE (DECREASE) IN CASH                                        (126)     1,169

CASH, BEGINNING OF PERIOD                                           509        432
                                                                -------    -------

CASH, END OF PERIOD                                             $   383    $ 1,601
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

         During the three months ended September 30, 2001, the Company sold 4 retail service centers at a loss. At June 30, 2001, the carrying value of the retail service centers sold was approximately 9% of total assets. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      September 30                             June 30

                                                2001                2000               2001               2000
                                                ----                ----               ----               ----

Total long-term debt (including current
     maturities)                                  $76,290            $62,322             $75,198           $61,074

Working Capital (deficit)                        $(86,546)          $(80,917)           $(32,302)         $(80,513)

Current Ratio                                         .07                .16                 .16               .08

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

None

(b)      Reports on Form 8-K

November 2, 2001


Reviewed by Independent Certified Public Accountants

The September 30, 2001 financial statements included in this filing on Form 10-Q/A have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto. The report of BKD, LLP dated October 30, 2001 included in the Company's filing on Form 10-Q for the three months ended September 30, 2001 has been withdrawn and should no longer be relied upon.

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


DATE:  February 19, 2002

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