Form 10-Q
period 2002-03-31
ALL STAR GAS CORP
filed 2002-05-15
CIK 922404

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002
                         Commission File Number 1-6537-3


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
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Number of Shares of outstanding common stock (one class only) as of May 14, 2002 was 1,586,891.

===============================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                          March 31, 2002
                                                           (Unaudited)       June 30, 2001
                                                           -----------       -------------
Assets

Current Assets
     Cash                                                    $   576            $   509
     Trade receivables - net                                   3,674              2,549
     Current maturities of notes receivable                      108               --
     Inventories                                               1,712              2,783
     Forward purchase contracts                                 --                  115
     Prepaid expense                                             617                198
     Deferred income taxes                                       200                200
                                                             -------            -------

         Total Current Assets                                  6,887              6,354
                                                             -------            -------

Property, plant and equipment                                 49,089             56,593
     Less accumulated depreciation                            23,457             25,742
                                                             -------            -------

         Fixed Assets - Net                                   25,632             30,851
                                                             -------            -------

Other Assets
     Debt acquisition costs - net                              1,298              1,174
     Excess of cost over fair value of net assets
         acquired - net                                        4,107              5,016
     Notes receivable                                          4,940                942
     Other                                                     1,025              1,628
                                                             -------            -------

         Total Other Assets                                   11,370              8,760
                                                             -------            -------

Total Assets                                                 $43,889            $45,965
                                                             =======            =======

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                             March 31, 2002
                                                              (Unaudited)          June 30, 2001
                                                              -----------          -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                           $   3,619             $   1,243
     Current maturities of long-term debt                         68,702                14,493
     Notes payable - banks                                         5,084                 3,979
     Accrued interest                                              1,997                 1,339
     Customer prepayments                                          2,203                10,208
     Income taxes payable                                          2,051                 3,705
     Accounts payable and accrued expenses                         3,976                 3,489
     Forward sales and futures contracts                            --                     200
                                                               ---------             ---------

         Total Current Liabilities                                87,632                38,656

Long-term debt                                                     5,156                56,726
Deferred income taxes                                              5,922                 5,738
Accrued self-insurance liability                                     280                   529
                                                               ---------             ---------

         Total Liabilities                                        98,990               101,649
                                                               ---------             ---------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares
                                                                      14                    14
     Common stock purchase warrants                                1,227                 1,227
     Additional paid-in capital                                   28,574                28,574
     Retained earnings                                             2,998                 2,415
                                                               ---------             ---------

                                                                  32,813                32,230

Treasury Stock at Cost - 12,704,129 shares                       (87,914)              (87,914)
                                                               ---------             ---------

Total Stockholders' Equity (Deficit)                             (55,101)              (55,684)
                                                               ---------             ---------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                             $  43,889             $  45,965
                                                               =========             =========

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31                             March 31

                                                                2002               2001               2002               2001
                                                                ----               ----               ----               ----
Operating Revenue                                                 $18,569             $23,055            $40,770           $50,276
Cost of Product Sold                                               10,105              17,405             23,088            35,720
                                                           ---------------    ----------------   ----------------    --------------
     Gross Profit                                                   8,464               5,650             17,682            14,556
                                                           ---------------    ----------------   ----------------    --------------

Operating Costs and Expenses
     General and administrative                                     4,722               4,395             13,003            11,835
     Depreciation and amortization                                    795               1,033              2,629             3,096
     Gain on sale of assets                                        (1,922)               (760)            (2,893)             (617)
     (Gain) loss on forward and futures contracts                       2              (1,495)               (42)              266
                                                           ---------------    ----------------   ----------------    --------------
                                                                    3,597               3,173             12,697           14,580
                                                           ---------------    ----------------   ----------------    --------------

Operating Income (Loss)                                             4,867               2,477              4,985              (24)
                                                           ---------------    ----------------   ----------------    --------------

Other Expense
     Interest expense                                                (419)             (1,237)            (1,286)           (5,001)
     Amortization of debt discount                                   (938)               (373)            (2,776)             (641)
                                                           ---------------    ----------------   ----------------    --------------
                                                                   (1,357)             (1,610)            (4,062)           (5,642)
                                                           ---------------    ----------------   ----------------    --------------

Income (Loss) Before Income Taxes                                   3,510                 867                923            (5,666)
Provision (Credit) for Income Taxes                                 1,289                 374                340            (2,082)
                                                           ---------------    ----------------   ----------------    --------------
Income (Loss) Before Cumulative Effect of Change in
     Accounting Principle                                           2,221                 493                583            (3,584)
Cumulative Effect of Change in Accounting Principle, Net
     of Income Taxes of $546                                           --                  --                 --               940
                                                           ---------------    ----------------   ----------------    --------------

Net Income (Loss)                                                  $2,221                $493               $583           $(2,644)
                                                           ===============    ================   ================    ==============

Basic and Diluted Income (Loss) Per Common Share Before
     Cumulative Effect of Change in Accounting Principle
                                                                    $1.40                $.31               $.37            $(2.26)
Basic and Diluted Income Per Common Share on Cumulative
     Effect of Change in Accounting Principle
                                                                       --                  --                 --              .59
                                                           ---------------    ----------------   ----------------    --------------
Basic and Diluted Income (Loss) Per Common Share                     $1.40                $.31               $.37            $(1.67)
                                                           ===============    ================   ================    ==============

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                          2002                2001
                                                                          ----                ----
Cash Flows From Operating Activities
     Net income (loss)                                                  $   583             $(2,644)
     Items not requiring (providing) cash
         Depreciation                                                     2,044               2,370
         Amortization                                                     3,361               1,367
         Gain on sale of assets                                          (2,893)               (617)
         Cumulative effect of change in accounting principle               --                  (940)
         (Gain) loss on forward and futures contracts                       (42)                266
         Deferred income taxes                                              184                (555)
     Changes In:
         Trade receivables                                               (1,756)             (4,260)
         Inventories                                                        843               1,262
         Prepaid expense and other                                          301                 740
         Accounts payable and customer prepayments                       (5,597)             (3,391)
         Accrued expenses and self-insurance                             (1,683)             (1,459)
                                                                        -------             -------
     Net cash used in operating activities                               (4,655)             (7,861)
                                                                        -------             -------

Cash Flows From Investing Activities
     Purchase of property and equipment                                  (2,803)             (1,557)
     Acquisition of retail service centers                                 (123)               (110)
     Proceeds from sales of property and equipment                          237               1,957
     Disposal of retail service centers                                   4,224                 929
     Purchase of interest in limited liability company                     --                  (261)
                                                                        -------             -------
     Net cash provided by investing activities                            1,535                 958
                                                                        -------             -------

Cash Flows From Financing Activities
     Increase in checks in process of collection                          2,376               2,439
     Advances from related parties                                          516               1,051
     Proceeds on notes payable - banks                                    3,444               4,972
     Principal payments on notes payable to banks                        (2,339)               --
     Proceeds on long-term debt obligations                               2,197                 250
     Principal payments on other long-term debt                          (3,007)             (1,327)
                                                                        -------             -------

     Net cash provided by financing activities                            3,187               7,385
                                                                        -------             -------

INCREASE IN CASH                                                             67                 482

CASH, BEGINNING OF PERIOD                                                   509                 432
                                                                        -------             -------

CASH, END OF PERIOD                                                     $   576             $   914
                                                                        =======             =======

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         All Star Gas Corporation (the Company) was founded in 1963 and through its subsidiaries has been in operation for over 38 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the consolidated results of its operations and cash flows for the periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature.

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

         Due to the seasonal nature of the Company's business, the results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

(2)      MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company reported income from operations during the fiscal year ended June 30, 2000, primarily due to the gains recognized on the sale of certain retail service centers. The Company has otherwise suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994, and is in default with respect to its outstanding Senior Secured Notes due 2003 and its 9% Subordinated Debentures due 2007. The Company has recently been required to make additional cash deposits with various major propane suppliers to maintain current terms.

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The remaining balance of this liability as of March 31, 2002 is approximately $1.2 million. The total balance of income taxes payable as of March 31, 2002 including amounts relating to fiscal year 2002 taxable income is approximately $2.0 million.

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

(3)      SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company purchases comprehensive general, auto and employers liability coverage and an excess liability policy provides for losses of up to $75 million. The general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program. The Company obtains excess coverage through occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

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

(4)      FUTURES AND FORWARD CONTRACTS

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of March 31, 2002, the Company had outstanding commitments to purchase approximately 1.2 million gallons of LP gas for approximately $556,000.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of March 31, 2002 the Company had no open positions on commodity futures contracts. As of March 31, 2001 the Company's open positions on futures contracts consisted of 252,000 gallons and had a fair value of approximately $24,000.

(5)      INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed by dividing the net income
         (loss) for the three and nine month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of March 31, 2002 and 2001 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of earnings per share. The weighted average number of common shares outstanding used in the computation of income (loss) per common share was 1,586,891 and 1,586,915 as of March 31, 2002 and 2001,
         respectively.

(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         In February 2002, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and buildings at 26 retail service centers and recognized a gain of approximately $2 million using the full accrual method. At June 30, 2001, the carrying value of the assets sold was approximately 4% of total assets. The resulting leases are for a term of 15 years and are being accounted for as operating leases with combined monthly payments of approximately $38,000. Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the nature of the transaction.

(7)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                  Additional Cash Payment Information                              2002                  2001
                  -----------------------------------                              ----                  ----
                  Interest Paid                                                   $2,072                $  370
                  Income Taxes Paid                                               $2,112                $1,894

                  Noncash Investing and Financing Activities
                  ------------------------------------------

                  Mortgage obligations incurred on the acquisition
                       of retail service centers                                  $1,792                $  591
                  Long-term obligation incurred for investment in Missouri
                       Investment Partner I, LLC, a purchaser of Missouri
                       low-income housing tax credits                                 --                $  870
                  Notes receivable from sale of retail service
                       centers                                                    $4,800                $   --
                  Capital lease obligations incurred for equipment                  $364                $  326

(8)      SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

         On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). The Company also has not made the interest payments due December 31, 2001 and March 31, 2002 on the Senior Notes.

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

         As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                          March 31                               June 30

                                                  2002                2001               2001               2000
                                                  ----                ----               ----               ----
Total long-term debt (including current
     maturities)                                $  78,942           $ 78,292           $  75,198         $  61,074

Working Capital (deficit)                       $ (80,745)          $(27,484)          $ (32,302)        $ (80,513)

Current Ratio                                         .08                .29                 .16               .08

During the nine months ended March 31, 2002, Company debt increased due to the Company receiving $5.6 million of additional bank debt for working capital purposes, incurring $2.2 million in mortgage and lease obligations for the acquisition of retail service centers and equipment and $2.3 million of debt discount amortization. The increase in debt was partially offset by principal payments on the Company's bank debt, mortgage obligations and Senior Notes of $6.4 million.

The changes in working capital and the resulting effects on the current ratio are due principally to the balance of the Senior Notes and the Subordinated Debentures and their classification as current at March 31, 2002.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its product purchasing program and marketing programs to its customers. The balance of customer prepayments related to the program was $2.2 million as of March 31, 2002 compared to $1.9 million as of March 31, 2001.

In February 2002, in order to fund working capital needs, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and buildings at 26 retail service centers. See the condensed consolidated financial statements for further discussion.

On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). The Company also has not made the interest payments due December 31, 2001 and March 31, 2002 on the Senior Notes. Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company is prohibited under the terms of the Subordinated Debentures from making any interest payments if such payment shall create a default in the payment of amounts due on any Senior indebtedness.

As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations is included in current liabilities at March 31, 2002. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of May 13, 2002.

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

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The remaining balance of this liability as of March 31, 2002 is approximately $1.2 million. The total balance of income taxes payable as of March 31, 2002 including amounts relating to fiscal year 2002 taxable income is approximately $2.0 million.

Results of Operations

Due to the seasonal nature of its business, the Company usually realizes an operating loss the first quarter and operating income for the second and third quarters. Operating revenues for a particular quarter are not necessarily indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis.

The following table presents additional operating data for the periods ended March 31, 2002 and 2001 and the year ended June 30, 2001 (in thousands).

                                                 Three Months Ended            Nine Months Ended         Year Ended
                                               3/31/02        3/31/01        3/31/02        3/31/01        6/30/01
                                               -------        -------        -------        -------       --------
Revenues:
     Propane                                   $ 17,592       $ 22,317       $ 37,354       $ 46,933       $ 52,920
     Gas systems, appliances and other
         fuels                                      396            273          1,565          1,281          1,787

     Other                                          581            465          1,851          2,062          2,345

Gross Profit:
     Propane                                      7,766          5,123         15,391         12,074         13,941
     Gas systems, appliances and other
         fuels                                      136             86            550            454            632

     Other                                          562            441          1,741          2,028          2,345

Volumes. Retail volumes of propane sold decreased 7% and 9% in the three and nine months ended March 31, 2002, respectively, compared to the same periods ended March 31, 2001 due to the warmer winter weather experienced and the sales of retail service centers. Comparing stores that were operated by the Company during both 2002 and 2001, volumes increased 8% in the three months ended March 31, 2002 compared to the same period in 2001 and decreased 1% in the nine months ended March 31, 2002 compared to the same period in 2001.

During the nine months ended March 31, 2002 and 2001, the Company completed forward purchase and sale contracts which resulted in buying and selling 3.2 million and 42.5 million gallons, respectively, of propane to other suppliers during these nine month periods.

Revenues. Operating revenues decreased in the three and nine months ended March 31, 2002 compared to the same period in 2001. In addition to the decrease in retail volumes discussed above, retail sales prices per gallon decreased 13%, in the nine months ended March 31, 2002 compared to 2001. Other sales, including gas systems, appliances and other fuels, have shown a slight increase as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased in the three and nine month periods compared to the same periods in 2001 due to the decrease in volumes discussed above. There was also a 31% decrease in average costs per gallon sold for the nine months ended March 31, 2002 compared to the same period in 2001.

The Company's gross profit increased in the three and nine months ended March 31, 2002 compared to the same periods in 2001. This is primarily due to the increase in margins per gallon experienced by the Company.

General and administrative expense. General and administrative expense for the three and nine months ended March 31, 2002 increased $327,000 and $1.2 million, respectively, over the same periods in 2001. Salaries and commissions increased $109,000 and $414,000, respectively, for the three and nine months ended March 31, 2002 compared to the same periods in 2001 due to increased expenses at the retail service centers. Insurance and liability expense increased $457,000 and $783,000, respectively, for the three and nine months ended March 31, 2002 compared to the same periods in 2001 due to the settling of several claims, reaching the stop-loss limit on one specific claim and the resulting reduction in the liability for expected losses during the nine months ended March 31, 2001. There were no other significant changes occurring in any individual expense category.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended March 31, 2002 decreased over the same periods in 2001 mainly due to the divestiture of retail service centers during fiscal year 2001 and the nine months ended March 31, 2002.

Gain/loss on forward and futures contracts. Gain on forward and futures contracts for the three and nine months ended March 31, 2002 decreased $1.5 million and increased $408,000, respectively. Gains or losses are recognized as a result of the increase or decrease in fair value of the Company's derivative instruments during the three and nine months ended March 31, 2002.

Interest expense. Interest expense for the three and nine months ended March 31, 2002 decreased $818,000 and $3.7 million, respectively, primarily due to interest on the Senior Notes being a direct principal reduction due to the accounting treatment of the Senior Notes upon restructuring in February 2001.

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

      None

(b)   Reports on Form 8-K

      None

Reviewed by Independent Certified Public Accountants

The March 31, 2002 financial statements included in this filing on Form 10-Q have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

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


DATE:  May 14, 2002

                        Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of March 31, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended March 31, 2002 and 2001, and cash flows for the nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



                                                    /s/ BKD, LLP



Springfield, Missouri
April 26, 2002