Form 10-Q/A
period 2001-12-31
ALL STAR GAS CORP
filed 2002-10-15
CIK 922404

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


        P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri 65536
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (417) 532-3103
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No _____


Number of Shares of outstanding common stock (one class only) as of February 14, 2002 was 1,586,891.

================================================================================

The Condensed Consolidated Statement of Operations included in Item 1 of Part 1 of Form 10-Q contained misstatements in the recording of the sale of three retail service centers. In December 2001, the Company entered into a financing transaction whereby the assets of these retail service centers in Missouri were transferred to a related party for approximately $1 million. The nature of the transaction was such that it was not a sale (as originally recorded at a gain on sale of assets) but as a financing liability to the related party. During June 2002, the assets of the service centers were transferred back to the Company, subject to a security interest in favor of a third-party lending institution.

The misstatement in the gain on sale of assets recognized resulted in an understatement of the Company's net loss and basic and diluted loss per common share for the three and six months ended December 31, 2001. This also resulted in an error in the balances of property, plant and equipment, notes receivable, income taxes payable, long-term debt and retained earnings on the Condensed Consolidated Balance Sheet at December 31, 2001 included in Item 1 of Part 1 of Form 10-Q. The misstatement also resulted in errors regarding those items in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2001 included in Item 1 of Part 1 of Form 10-Q. The Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2001 in Item 1 of Part 1 have been restated to correct the misstatement.

Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part 1 has been restated to correct the Company's working capital (deficit).

Items 1 and 2 of Part 1 of the registrant's Form 10-Q are hereby amended in their entirety as follows:

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

                      ALL STAR GAS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Amounts)

                                                   December 31, 2001
                                                      (Unaudited)        June 30, 2001
                                                      -----------        -------------
Assets

Current Assets
     Cash                                               $   634             $   509
     Trade receivables - net                              3,687               2,549
     Inventories                                          2,912               2,783
     Forward sales contracts                                 --                 115
     Prepaid expenses                                       972                 198
     Deferred income taxes                                  200                 200
                                                        -------             -------

         Total Current Assets                             8,405               6,354
                                                        -------             -------

Property, plant and equipment                            52,995              56,593


     Less accumulated depreciation                       24,571              25,742
                                                        -------             -------

         Fixed Assets - Net                              28,424              30,851
                                                        -------             -------

Other Assets
     Debt acquisition costs - net                         1,101               1,174
     Excess of cost over fair value of net assets
         acquired - net                                   4,476               5,016
     Note receivable                                      1,481                 942
     Other                                                1,516               1,628
                                                        -------             -------

         Total Other Assets                               8,574               8,760
                                                        -------             -------

Total Assets                                            $45,403             $45,965
                                                        =======             =======


                      ALL STAR GAS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Per Share Amounts)


                                                   December 31, 2001
                                                       (Unaudited)       June 30, 2001
                                                       -----------       -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                    $  3,049            $  1,243
     Current maturities of long-term debt                 69,021              14,493
     Notes payable - bank                                  5,701               3,979
     Accrued interest                                      1,777               1,339
     Customer prepayments                                  6,791              10,208
     Income taxes payable                                  2,745               3,705
     Accounts payable and accrued expenses                 5,394               3,489
     Forward purchase contracts                               --                 200
                                                        --------            --------

         Total Current Liabilities                        94,478              38,656

Long-term debt                                             3,865              56,726
Deferred income taxes                                      4,420               5,738
Accrued self-insurance liability                             529                 529
                                                        --------            --------

             Total Liabilities                           103,292             101,649
                                                        --------            --------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares
                                                              14                  14
     Common stock purchase warrants                        1,227               1,227
     Additional paid-in capital                           28,574              28,574
     Retained earnings                                       210               2,415
                                                        --------            --------
                                                          30,025              32,230


Treasury stock, at cost - 12,704,129 shares              (87,914)            (87,914)
                                                        --------            --------

             Total Stockholders' Equity (Deficit)        (57,889)            (55,684)
                                                        --------            --------

Total Liabilities and Stockholders'
Equity              (Deficit)                           $ 45,403            $ 45,965
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
                               (Dollars in Thousands, Except Per Share Amounts)

                                                     Three Months Ended                 Six Months Ended
                                                        December 31                        December 31

                                                    2001            2000              2001              2000
                                                    ----            ----              ----              ----
Operating revenue                                 $14,556         $19,539           $22,201           $27,221
Cost of product sold                                8,257          13,768            12,983            18,315
                                                  -------         -------           -------           -------
     Gross Profit                                   6,299           5,771             9,218             8,906
                                                  -------         -------           -------           -------
Operating Costs and Expenses
     General and administrative                     4,579           3,932             8,281             7,440
     Depreciation and amortization                    883           1,028             1,834             2,063
     (Gain) loss on sale of assets                   (145)            (61)              (75)              143
     (Gain) loss on forward and futures
         contracts                                     (1)          1,299               (44)            1,761
                                                  -------         -------           -------           -------
                                                    5,316           6,198             9,996            11,407
                                                  -------         -------           -------           -------


Operating Income (Loss)                               983            (427)             (778)           (2,501)
                                                  -------         -------           -------           -------
Other Expense
     Interest expense                                (410)         (1,943)             (867)           (3,764)
     Amortization of debt discount                   (923)           (134)           (1,838)             (268)
                                                  -------         -------           -------           -------
                                                   (1,333)         (2,077)           (2,705)           (4,032)
                                                  -------         -------           -------           -------

Loss Before Income Taxes                             (350)         (2,504)           (3,483)           (6,533)
Credit for Income Taxes                              (127)         (1,215)           (1,278)           (2,456)
                                                  -------         -------           -------           -------
Loss Before Cumulative Effect of Change in
     Accounting Principle                            (223)         (1,289)           (2,205)           (4,077)

Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes of $546,000
                                                       --              --                --               940
                                                  -------         -------           -------           -------

Net Loss                                          $  (223)        $(1,289)          $(2,205)          $(3,137)
                                                  =======         =======           =======           =======

Basic and Diluted Loss Per Common
     Share Before Cumulative Effect of
     Change in Accounting Principle               $  (.14)          $(.81)          $ (1.39)          $ (2.57)

Basic and Diluted Income Per Common
     Share on Cumulative Effect of
     Change in Accounting Principle                    --              --                --               .59
                                                  -------         -------           -------           -------
Basic and Diluted Loss Per Common
     Share
                                                  $  (.14)        $  (.81)          $ (1.39)          $ (1.98)
                                                  =======         =======           =======           =======

See Notes to Condensed Consolidated Financial Statements.

                                   ALL STAR GAS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                  (Unaudited)
                                             (Dollars in Thousands)


                                                                                     2001              2000
                                                                                     ----              ----
Cash Flows From Operating Activities
     Net loss                                                                       $(2,205)          $(3,137)
     Items not requiring (providing) cash
         Depreciation                                                                 1,409             1,580
         Amortization                                                                 2,262               751
         (Gain) loss on sale of retail service centers and other assets                 (75)              143
         Cumulative effect of change in accounting principle                             --              (940)
         (Gain) loss on forward and futures contracts                                   (44)            1,761
         Deferred income taxes                                                       (1,318)             (629)
     Changes In:
         Trade receivables                                                           (1,372)           (7,270)
         Inventories                                                                   (263)           (1,351)
         Prepaid expense and other                                                     (259)              591
         Accounts payable and customer prepayments                                     (540)            4,960
         Accrued expenses                                                               314             2,080
         Income taxes payable                                                          (960)           (3,596)
                                                                                    -------           -------
     Net cash used in operating activities                                           (3,051)           (5,057)
                                                                                    -------           -------

Cash Flows From Investing Activities
     Purchase of property and equipment                                              (1,870)           (1,163)
     Acquisition of retail service centers                                             (123)             (110)
     Proceeds from sales of property and equipment                                      150             1,159
     Disposal of retail service centers                                               1,988               929
     Purchase of interest in limited liability company                                   --              (261)
                                                                                    -------           -------
     Net cash provided by investing activities                                          145               554
                                                                                    -------           -------

Cash Flows From Financing Activities
     Increase in checks in process of collection                                      1,806             1,946
     Advances from related parties                                                      501             1,210
     Proceeds on notes payable to banks and other long-term debt                      4,489             2,924
     Principal payments on notes payable to banks                                    (1,722)               --
     Principal payments on other long-term debt                                      (2,043)           (1,244)
                                                                                    -------           -------
     Net cash provided by financing activities                                        3,031             4,836
                                                                                    -------           -------

INCREASE IN CASH                                                                        125               333

CASH, BEGINNING OF PERIOD                                                               509               432
                                                                                    -------           -------

CASH, END OF PERIOD                                                                 $   634           $   765
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

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. Subsequent to June 30, 2002, the Company breached the workout plan due to scheduled payments not being made, and the IRS has issued a notice of default. The balance of income taxes payable as of December 31, 2001 is approximately $2.7 million.

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


(3)      SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company purchases comprehensive general and employers liability coverage and an excess liability policy provides for losses of up to $75 million. The general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program with other unrelated parties. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

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

(5)      LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three and six month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of December 31, 2001 and 2000 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of loss per share. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,891 and 1,586,915 as of December 31, 2001 and 2000, respectively.


(6)      DISPOSITIONS OF RETAIL SERVICE CENTERS

         During the three months ended December 31, 2001, the Company sold 2 retail service centers at a gain. At June 30, 2001, the carrying value of the retail service centers sold was approximately 2% of total assets.

         Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the timing of the transaction and the seasonal nature of the business.


(7)      RELATED PARTY TRANSACTIONS

         In December 2001, the Company entered into a financing transaction whereby the assets of 3 retail service centers in Missouri were transferred to a related party for approximately $1 million. The nature of the transaction was such that it was not recorded as a sale but as a financing liability to the related party. During June 2002, the assets of the service centers were transferred back to the Company, subject to a security interest in favor of a third party lending institution. At December 31, 2001, the amount due to the related party is approximately $1 million payable at 8.64% payable monthly and due on demand.


(8)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                  Additional Cash Payment Information                             2001                    2000
                  -----------------------------------                             ----                    ----
                  Interest Paid                                                  $1,888                   $116
                  Income Taxes Paid                                              $1,302                   $906

                  Noncash Investing and Financing Activities

                  Purchase contract obligations incurred on the
                       acquisition of retail service centers                     $1,792                   $591
                  Long-term obligation incurred for investment in
                       Missouri Investment Partners I, LLC, a
                       purchaser of Missouri low-income housing tax
                       credits                                                       --                   $870
                  Notes receivables from sale of retail service
                       centers                                                   $1,234                     --
                  Mortgage and lease obligations incurred for purchase
                       of property and equipment                                   $364                   $204

(9)      SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

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


(10)     SUBSEQUENT EVENT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity
---------------------------------

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                       December 31                           June 30

                                                    2001            2000               2001             2000
                                                    ----            ----               ----             ----
Total long-term debt (including current
     maturities)                                  $ 78,587       $ 61,541            $ 75,198         $ 61,074

Working Capital (deficit)                         $(86,073)      $(82,763)           $(32,302)        $(80,513)

Current Ratio                                          .09            .19                 .16              .08

During the six months ended December 31, 2001, the Company incurred $3.4 million of additional bank debt for working capital purposes and $1.0 million from a financing arrangement through a related party. This increase in long-term debt was partially offset by principal payments on the Company's mortgage obligations and Senior Notes of $2.0 million.

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

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The balance of income taxes payable as of December 31, 2001 is approximately $2.7 million.

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

                                                Three Months Ended             Six Months Ended        Year Ended
                                             12/31/01       12/31/00       12/31/01       12/31/00       6/30/01
                                             --------       --------       --------       --------       -------
Revenues:
     Propane                                 $ 12,978       $ 17,820       $ 19,762       $ 24,616       $52,920
     Gas systems, appliances
         and other fuels                          696            599          1,169          1,008         1,787
     Other                                        882          1,120          1,270          1,597         2,345

Gross Profit:
     Propane                                    5,231          4,450          7,625          6,951        13,941
     Gas systems, appliances
         and other fuels                          277            211            414            368           632
     Other                                        791          1,110          1,179          1,587         2,345

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

(a)   Exhibits
      --------

Exhibit No.                     Description
-----------                     -----------

   (27)                    Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

    August 27, 2002

Reviewed by Independent Certified Public Accountants

The December 31, 2001 financial statements included in this filing on Form 10-Q/A have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto. The report of BKD, LLP dated February 18, 2002 included in the Company's filing on Form 10-Q for the three and six months ended December 31, 2001 has been withdrawn and should no longer be relied upon.

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




DATE: October 10, 2002

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

Springfield, Missouri
October 4, 2002