Form 10-Q/A
period 2002-03-31
ALL STAR GAS CORP
filed 2002-10-15
CIK 922404

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

The misstatement in the gain on sale of assets recognized resulted in an understatement of the Company's net loss and basic and diluted loss per common share for the three and nine months ended March 31, 2002. This also resulted in an error in the balances of property, plant and equipment, notes receivable, income taxes payable, long-term debt and retained earnings on the Condensed Consolidated Balance Sheet at March 31, 2002 included in Item 1 of Part 1 of Form 10-Q. The misstatement also resulted in errors relating to these items in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2002 included in Item 1 of Part 1 of Form 10-Q. The Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2002 in Item 1 of Part 1 have been restated to correct the misstatement.

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

Items 1 and 2 of Part 1 of the registrant's Form 10-Q are hereby amended in their entirety as follows:

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

                     ALL STAR GAS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Amounts)

                                                     March 31, 2002
                                                      (Unaudited)      June 30, 2001
                                                      -----------      -------------
Assets
------
Current Assets
     Cash                                               $   576           $   509
     Trade receivables - net                              3,374             2,549
     Current maturities of notes receivable                 108                --
     Inventories                                          1,782             2,783
     Forward purchase contracts                              --               115
     Prepaid expense                                        617               198
     Deferred income taxes                                  200               200
                                                        -------           -------

         Total Current Assets                             6,658             6,354
                                                        -------           -------

Property, plant and equipment                            51,639            56,593
     Less accumulated depreciation                       24,796            25,742
                                                        -------           -------

         Fixed Assets - Net                              26,843            30,851
                                                        -------           -------

Other Assets
     Debt acquisition costs - net                         1,298             1,174
     Excess of cost over fair value of net assets
         acquired - net                                   4,311             5,016
     Notes receivable                                     4,055               942
     Other                                                1,025             1,628
                                                        -------           -------

         Total Other Assets                              10,689             8,760
                                                        -------           -------

Total Assets                                            $44,190           $45,965
                                                        =======           =======


                      ALL STAR GAS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Per Share Amounts)


                                                     March 31, 2002
                                                      (Unaudited)        June 30, 2001
                                                      ----------         -------------
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Current Liabilities
     Checks in process of collection                    $ 3,619             $  1,243
     Current maturities of long-term debt                69,747               14,493
     Notes payable - banks                                5,084                3,979
     Accrued interest                                     1,997                1,339
     Customer prepayments                                 2,392               10,208
     Income taxes payable                                 1,703                3,705
     Accounts payable and accrued expenses                3,986                3,489
     Forward sales and futures contracts                     --                  200
                                                        -------             --------

         Total Current Liabilities                       88,528               38,656

Long-term debt                                            5,156               56,726
Deferred income taxes                                     5,922                5,738
Accrued self-insurance liability                            280                  529
                                                        -------             --------

         Total Liabilities                               99,886              101,649
                                                        -------             --------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares
                                                             14                   14
     Common stock purchase warrants                       1,227                1,227
     Additional paid-in capital                          28,574               28,574
     Retained earnings                                    2,403                2,415
                                                        -------             --------

                                                         32,218               32,230

Treasury Stock at Cost - 12,704,129 shares              (87,914)             (87,914)
                                                        -------             --------

Total Stockholders' Equity (Deficit)                    (55,696)             (55,684)
                                                        -------             --------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                      $44,190             $ 45,965
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
                                 (Dollars in Thousands, Except Per Share Amounts)

                                                             Three Months Ended             Nine Months Ended
                                                                   March 31                      March 31

                                                             2002           2001            2002         2001
                                                             ----           ----            ----         ----
Operating Revenue                                          $19,093         $23,055        $41,294       $ 50,276
Cost of Product Sold                                        10,149          17,405         23,132         35,720
                                                           -------         -------        -------       --------
     Gross Profit                                            8,944           5,650         18,162         14,556
                                                           -------         -------        -------       --------

Operating Costs and Expenses
     General and administrative                              4,892           4,395         13,173         11,835
     Depreciation and amortization                             828           1,033          2,662          3,096
     Gain on sale of assets                                 (1,894)           (760)        (1,969)          (617)
      (Gain) loss on forward and futures
            contracts                                            2          (1,495)           (42)           266
                                                           -------         -------        -------       --------
                                                             3,828           3,173         13,824         14,580
                                                           -------         -------        -------       --------


Operating Income (Loss)                                      5,116           2,477          4,338            (24)
                                                           -------         -------        -------       --------

Other Expense
     Interest expense                                         (714)         (1,237)        (1,581)        (5,001)
     Amortization of debt discount                            (938)           (373)        (2,776)          (641)
                                                           -------         -------        -------       --------
                                                            (1,652)         (1,610)        (4,357)        (5,642)
                                                           -------         -------        -------       --------

Income (Loss) Before Income Taxes                            3,464             867            (19)        (5,666)
Provision (Credit) for Income Taxes                          1,271             374             (7)        (2,082)
                                                           -------         -------        -------       --------
Income (Loss) Before Cumulative Effect of Change in
     Accounting Principle                                    2,193             493            (12)        (3,584)
Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes of $546                     --              --             --            940
                                                           -------         -------        -------       --------

Net Income (Loss)                                          $ 2,193         $   493        $   (12)      $ (2,644)
                                                           =======         =======        =======       ========

Basic and Diluted Income (Loss) Per Common
     Share Before Cumulative Effect of Change
     in Accounting Principle                               $  1.38         $   .31        $  (.01)      $  (2.26)
Basic and Diluted Income Per Common Share
     on Cumulative Effect of Change in
     Accounting Principle                                       --              --             --            .59
                                                           -------         -------        -------       --------
Basic and Diluted Income (Loss) Per Common
     Share                                                   $1.38            $.31        $  (.01)      $  (1.67)
                                                           =======         =======        =======       ========


See Notes to Condensed Consolidated Financial Statements.

                             ALL STAR GAS CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                            (Unaudited)
                                       (Dollars in Thousands)

                                                                      2002                  2001
                                                                      ----                  ----
Cash Flows From Operating Activities
     Net income (loss)                                              $   (12)               $(2,644)
     Items not requiring (providing) cash
         Depreciation                                                 2,077                  2,370
         Amortization                                                 3,361                  1,367
         Gain on sale of assets                                      (1,969)                  (617)
         Cumulative effect of change in accounting
           principle                                                     --                   (940)
         (Gain) loss on forward and futures contracts                   (42)                   266
         Deferred income taxes                                          184                   (555)
     Changes In:
         Trade receivables                                           (1,359)                (4,260)
         Inventories                                                    867                  1,262
         Prepaid expense and other                                      323                    740
         Accounts payable and customer prepayments                   (6,055)                (3,391)
         Accrued expenses and self-insurance                         (2,023)                (1,459)
                                                                    -------                -------
     Net cash used in operating activities                           (4,648)                (7,861)
                                                                    -------                -------

Cash Flows From Investing Activities
     Purchase of property and equipment                              (2,810)                (1,557)
     Acquisition of retail service centers                             (123)                  (110)
     Proceeds from sales of property and equipment                      237                  1,957
     Disposal of retail service centers                               3,179                    929
     Purchase of interest in limited liability company                   --                   (261)
                                                                    -------                -------
     Net cash provided by investing activities                          483                    958
                                                                    -------                -------

Cash Flows From Financing Activities
     Increase in checks in process of collection                      2,376                  2,439
     Advances from related parties                                      516                  1,051
     Proceeds on notes payable - banks                                3,444                  4,972
     Principal payments on notes payable to banks                    (2,339)                    --
     Proceeds on long-term debt obligations                           3,242                    250
     Principal payments on other long-term debt                      (3,007)                (1,327)
                                                                    -------                -------
     Net cash provided by financing activities                        4,232                  7,385
                                                                    -------                -------

INCREASE IN CASH                                                         67                    482

CASH, BEGINNING OF PERIOD                                               509                    432
                                                                    -------                -------

CASH, END OF PERIOD                                                 $   576                $   914
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

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The remaining balance of this liability as of March 31, 2002 is approximately $1.2 million. Subsequent to June 30, 2002, the Company breached the workout plan due to scheduled payments not being made, and the IRS has issued a notice of default. The total balance of income taxes payable as of March 31, 2002 including amounts relating to fiscal year 2002 taxable income is approximately $1.7 million.

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

(7)      RELATED PARTY TRANSACTIONS

         In December 2001, the Company entered into a financing transaction whereby the assets of 3 retail service centers in Missouri were transferred to a related party for approximately $1 million. The nature of the transaction was such that it was not recorded as a sale but as a financing liability to the related party. During June 2002, the assets of the service centers were transferred back to the Company, subject to a security interest in favor of a third party lending institution. At March 31, 2002, the amount due to the related party is approximately $1 million with interest at 8.64% payable monthly and due on demand.

(8)      ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                  Additional Cash Payment Information                              2002                 2001
                  -----------------------------------                              ----                 ----
                  Interest Paid                                                   $2,072                  $370
                  Income Taxes Paid                                               $2,112                $1,894

                  Noncash Investing and Financing Activities

                  Mortgage obligations incurred on the acquisition   of
                       retail service centers                                     $1,792                  $591
                  Long-term obligation incurred for investment in Missouri
                        Investment Partner I, LLC, a purchaser of Missouri
                        low-income housing tax credits                                --                  $870
                  Notes receivable from sale of retail service
                        centers                                                   $3,931                  $ --
                  Capital lease obligations incurred for equipment                  $364                  $326

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                       March 31                             June 30

                                                2002               2001               2001             2000
                                                ----               ----               ----             ----
Total long-term debt (including current
     maturities)                              $ 79,987           $ 78,292           $ 75,198         $ 61,074

Working Capital (deficit)                     $(81,870)          $(27,484)          $(32,302)        $(80,513)

Current Ratio                                      .08                .29                .16              .08

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

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its product purchasing program and marketing programs to its customers. The balance of customer prepayments related to the program was $2.4 million as of March 31, 2002 compared to $1.9 million as of March 31, 2001.

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

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The remaining balance of this liability as of March 31, 2002 is approximately $1.2 million. The total balance of income taxes payable as of March 31, 2002 including amounts relating to fiscal year 2002 taxable income is approximately $1.7 million.

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

The following table presents additional operating data for the periods ended March 31, 2002 and 2001 and the year ended June 30, 2001 (in thousands).

                                               Three Months Ended            Nine Months Ended      Year Ended
                                             3/31/02        3/31/01       3/31/02        3/31/01      6/30/01
                                             -------        -------       -------        -------      -------
Revenues:
     Propane                                 $18,135        $22,317       $37,897        $46,933      $52,920
     Gas systems, appliances
         and other fuels                         422            273         1,592          1,281        1,787

     Other                                       536            465         1,805          2,062        2,345

Gross Profit:
     Propane                                   8,285          5,123        15,910         12,074       13,941
     Gas systems, appliances
         and other fuels                         144             86           558            454          632

     Other                                       515            441         1,694          2,028        2,345

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

General and administrative expense. General and administrative expense for the three and nine months ended March 31, 2002 increased $497,000 and $1.3 million, respectively, over the same periods in 2001. Salaries and commissions increased $189,000 and $494,000, respectively, for the three and nine months ended March 31, 2002 compared to the same periods in 2001 due to increased expenses at the retail service centers. Insurance and liability expense increased $473,000 and $809,000, respectively, for the three and nine months ended March 31, 2002 compared to the same periods in 2001 due to the settling of several claims, reaching the stop-loss limit on one specific claim and the resulting reduction in the liability for expected losses during the nine months ended March 31, 2001. There were no other significant changes occurring in any individual expense category.

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

Interest expense. Interest expense for the three and nine months ended March 31, 2002 decreased $523,000 and $3.4 million, respectively, primarily due to interest on the Senior Notes being a direct principal reduction due to the accounting treatment of the Senior Notes upon restructuring in February 2001.

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

    None

(b) Reports on Form 8-K

    None

Reviewed by Independent Certified Public Accountants

The March 31, 2002 financial statements included in this filing on Form 10-Q/A have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto. The report of BKD, LLP dated April 26, 2002 included in the Company's filing on Form 10-Q for the three and nine months ended March 31, 2002 has been withdrawn and should no longer be relied upon.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 All Star Gas Corporation
                                                 Registrant

                                                 By: /s/ Paul S. Lindsey, Jr.
                                                     ---------------------------
                                                     Paul S. Lindsey, Jr.
                                                     President and CEO



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