Form 10-K
period 2002-06-30
ALL STAR GAS CORP
filed 2002-10-15
CIK 922404

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2002
                          Commission file Number 1-6537

                            ALL STAR GAS CORPORATION
               -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             MISSOURI                                     43-1494323
---------------------------------              ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

       P.O. Box 303, 119 West Commercial Street, Lebanon, Missouri, 65536
        ----------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (417) 532-3103
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of Each Class
     ---------------------------------------------------------------------
                        11% Senior Secured Notes Due 2003
                       9% Subordinated Debentures Due 2007

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business on October 4, 2002 is: $0.

Shares of Common Stock, $0.001 par value, outstanding as of close of business on October 4, 2002: 1,586,891.

Upon request, All Star Gas Corporation will furnish a copy of an exhibit listed but not contained herein. A fee of $.05 per page, to cover the Company's costs in furnishing exhibits requested will be charged. Please direct all requests to:
Corporate Secretary, 119 W. Commercial Street, Lebanon, Missouri 65536; Telephone (417) 532-3103.

                                     PART I


Items 1 and 2.  Business and Properties


Introduction

         All Star Gas Corporation ("All Star Gas" or the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 39 years. The Company has operations located in Arizona, Arkansas, Colorado, Missouri, and Wyoming. The Company is engaged primarily in:

                  (a) the retail marketing of propane to residential, agricultural, and commercial customers,
                  (b) the retail marketing of propane-related appliances, supplies, and equipment, and
                  (c) the providing of consumer propane storage tanks to residential and commercial customers.
                  (d) the wholesale marketing of propane, administrative services and equipment to dealers of the Company

         Despite being plagued with five abnormally warm winters during the eight winters since 1994, the Company has successfully increased the average retail service center sales to approximately 840,000 gallons from 494,000. During the fiscal year ended June 30, 2002, All Star Gas supplied propane to approximately 50,000 residential and commercial customers being serviced by 59 service centers which accounted for 44 million gallons of propane. The Company's sales to wholesale customers accounted for an additional 9.3 million gallons.

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

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Company's revenue, have provided a relatively stable source of revenue for the Company. All Star's business mix for fiscal year ended June 30, 2002 was as follows:

                  Residential               60%
                  Commercial                17%
                  Agricultural               4%
                  Other                     19%

Though 60% of revenues were derived from residential customers, due to higher gross margins, they accounted for 74% of the aggregate gross margin. While commercial propane sales are generally less profitable than residential retail sales, the Company has traditionally relied on this customer base to provide a steady, non-cyclical source of revenues. No single residential or commercial accounts for more than 1.0% of revenue from sales.

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

         Under terms of the amendments consented to by the holders of the Senior Secured Notes in the May 2000 partial tender offer, the maturity date of these Notes was accelerated to July 31, 2000 and the Company was permitted to redeem the remaining $50,880,000 principal amount of the Senior Secured Notes outstanding at $786 per $1000 principal amount without any accrual of interest by that maturity date. The Notes, however, were not redeemed and on February 16, 2002, the Company completed an exchange offer to restructure the Senior Secured Notes. The Senior Secured Notes were exchanged for an aggregate principal amount of $53,063,600 of its 11% Senior Secured Notes due 2003 (the "Senior Notes"). The new principal amount includes the amount of interest accrued from August 1, 2000 to November 30, 2000 on the Senior Secured Notes. The modification of terms has resulted in an effective interest rate of 4.42% and interest expense through 2003 was reduced accordingly. The Company may, at its option, redeem the Senior Notes at any time prior to maturity.

         The Company has defaulted with respect to its Senior Notes and its Subordinated Debentures. See "Management's Discussion and Analysis and Financial Condition and Results of Operations" for further discussion.

         Sources of Supply. During fiscal 2002, approximately 94% of the Company's propane purchases of its propane supply were on a contractual basis (generally, one year agreements subject to annual renewal). The Company's two largest suppliers provide 36% and 19% of the total supply purchased by the Company. Supply contracts do not, generally, lock in prices, but rather provide for pricing in accordance with posted prices at the time of delivery or established by current major storage points, such as Mont Belvieu, TX, and Conway, KS. The Company has established relationships with a number of suppliers and believes it would have ample sources of supply under comparable terms to draw upon to meet its propane requirements if it were to discontinue purchasing from its two major suppliers. As financial resources permit, the Company takes advantage of the spot market or prepurchase arrangements provided by suppliers as appropriate. The Company has not experienced a shortage that has prevented it from satisfying its customer's needs and does not foresee any significant shortage in the supply of propane.

         Distribution. The Company purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Company's retail service centers, each of which has bulk storage capacity ranging from 16,000 to 165,000 gallons. The Company is a shipper on all major interstate LPG pipeline systems. The retail service centers owned or leased by the Company and its dealers have an aggregate storage capacity of approximately
4.3 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Company operates 8 over-the-road tractors and 12 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

         Deliveries to customers are made by means of 142 propane delivery trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company and leased, rented, or loaned to customers.

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

         The Company also competes with suppliers of electricity and fuel oil. Generally speaking, the cost of propane compares favorably to electricity allowing the Company to enjoy a competitive advantage due to the higher costs of electricity. Fuel oil does not present a significant competitive threat in the Company's primary service areas due to the following factors: (i) propane is a residue-free, cleaner energy source, (ii) environmental concerns make fuel oil relatively unattractive, and (iii) fuel oil appliances are not as efficient as propane appliances.

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

         The Company's comprehensive general and excess liability policy provides for losses of up to $75.0 million with a $250,000 self-insured retention for general and excess liability losses with a $1 million aggregate cap. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program with other unrelated parties.

Regulation

         The Company's operations are subject to various federal, state, and local laws governing the transportation, storage and distribution of propane, occupational health and safety, security and other matters. All states in which the Company operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Inasmuch as such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to the Company of complying with laws and regulations relating to environmental, safety and security issues.

         All Star Gas currently meets and exceeds Federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. Employees have participated, or will participate within 90 days of their employment date, in hazardous materials training. The Company has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ("NPGA") Certified Employee Training Program and Gas Check Program.

Employees

         As of September 15, 2002 the Company had 298 employees, none of whom were represented by unions. The Company has never experienced any significant work stoppage or other significant labor problems and believes it has good relations with its employees.

Item 3.  Legal Proceedings.

         The Company and its subsidiaries are defendants in various routine litigation incident to its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual shareholder meeting on June 29, 2002. The only matter presented for a vote was the re-election of Kristin L. Lindsey and Bruce M. Withers, Jr. as directors. They were re-elected with 1,586,891 votes cast in favor and no votes cast against, withheld or abstaining. The term of office of the following directors continued after the meeting: Paul S. Lindsey, Jr., Kristin L. Lindsey, Jim J. Shoemake, and Bruce M. Withers, Jr.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of October 4, 2002, the Company's Common Stock was held of record by 8 shareholders. There is currently no active trading market in the Company's Common Stock.

         As of October 4, 2002, there are outstanding warrants to purchase 175,536 shares of the Company's Common Stock. Each warrant represents the right to purchase one share of the Company's Common Stock of $.01 per warrant. The warrants are exercisable currently and will expire July 15, 2004.

         As of October 4, 2002, there are 447,200 outstanding stock options to purchase Company stock. The options have a weighted-average remaining contractual life of approximately seven years with 341,958 options currently exercisable.

         No dividends on the Common Stock of the Company were paid during the Company's 2001 or 2002 fiscal years. The indenture relating to the 11% Senior Secured Notes due 2003 contains dividend restrictions that prohibit the Company from paying common stock cash dividends. As a result, the Company has no current intention of paying cash dividends on the Common Stock.

Item 6.  Selected Financial Data.

         The following table presents selected consolidated operating and balance sheet data of All Star Gas as of and for each of the years in the five-year period ended June 30, 2002. The financial data of the Company as of and for each of the years in the five-year period ended June 30, 2002 were derived from the Company's audited consolidated financial statements. The financial and other data set forth below should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, included with this report.


                                                                                      Year Ended June 30,
                                                               -----------------------------------------------------------------
                                                               1998           1999            2000            2001          2002
                                                               ----           ----            ----            ----          ----
                                                                       (In thousands except ratios and per share amounts)

Operating Data:

   Operating Revenue                                         $ 90,963       $ 83,563        $80,617         $57,052        $48,370
   Gross Profit (1)                                            47,124         45,592         34,192          16,918         21,333
   Operating Expenses                                          33,340         32,057        (11,394)         16,288         15,231
   Depreciation & Amortization.                                 9,723          9,776          8,169           4,090          7,215
   Operating Income (Loss)                                      4,061          3,759         37,417          (3,966)        (1,071)

   Interest Expense:
      Cash Interest                                            11,577         11,965         18,062           5,489          2,010
      Amortization of Debt Discount & Expenses                  6,796          7,762          2,042           1,563          3,741
      Total Interest Expense                                   18,373         19,727         20,104           7,052          5,751
   Income (Loss) Before Extraordinary Items  and
      Cumulative Effect of Change in Accounting
      Principle                                               (11,092)       (10,771)         9,421         (10,705)        (4,056)

Other Operating Data:

   Capital Expenditures                                        19,444          4,563          5,442           3,175          4,439
   Proceeds From Sale of Retail Service Centers/
      Other                                                     2,821          3,131         91,646           2,929          3,628

   EBITDA  (3)                                                 13,444         12,988            646            (298)         4,206
   Basic & Diluted Income (Loss) Per Share
      Before Extraordinary Items and Cumulative
      Effect of Change in Accounting Principle                 $(6.99)        $(6.79)         $5.94          $(6.74)        $(2.56)


                                                                                      Year Ended June 30,
                                                               -----------------------------------------------------------------
                                                               1998           1999            2000            2001          2002
                                                               ----           ----            ----            ----          ----
Balance sheet data:
   Total assets                                              $116,529       $106,975        $49,495         $45,965        $38,511
   Long-term debt (including current maturities)              143,709        147,710         61,074          71,219         75,579
   Stockholders' equity (deficit)                             (53,963)       (63,309)       (45,919)        (55,684)       (59,740)

(1)   Represents operating revenue less the cost of products sold.

(2) All Star Gas did not declare or pay dividends on its common stock during the five-year period ending June 30, 2002.

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

Results of Operations

Fiscal Years Ended June 30, 2002 and June 30, 2001

         Operating Revenues. Operating revenues decreased $8.7 million, or 15.2% to $48.4 million in fiscal year 2002 as compared to $57.1 million in fiscal 2001. Propane sales decreased $9.0 million in fiscal 2002 compared to fiscal 2001. Propane sales prices decreased approximately $.16 per gallon or 14.7% over fiscal 2001. The Company also experienced a 3% decrease in gallons sold from fiscal 2001 due to the divestiture of retail service centers during fiscal 2002. Comparing stores that were operated by the Company during both 2002 and 2001, volumes decreased less than 1% and heating degree days experienced by the Company decreased 11%. Other sales, including gas systems, appliances and other fuels, increased $441,000, or 27% in fiscal year 2002 compared to fiscal year 2001.

         During the fiscal years 2002 and 2001, the Company completed forward purchase and sale contracts which resulted in buying and selling 3.2 million gallons and 43.4 million gallons, respectively, of propane to other suppliers.

         Cost of products sold. Cost of products sold decreased $13.1 million, or 32.6%, to $27.0 million in fiscal year 2002 as compared to $40.1 million in fiscal year 2001. This was due to divestitures of retail service centers during fiscal year 2002 and costs per gallon which decreased $.26 or 32.6% over fiscal year 2001.

         Gross profit. The Company's gross profit for the year increased $4.4 million or 26.1% to $21.3 million in fiscal year 2002 as compared to $16.9 million in fiscal year 2001. Average propane margins increased $.10 per gallon or 36.8% due to the Company's ability at appropriate times to hedge product purchases for the fixed price, pre-buy and budget plan agreements with customers.

         General and administrative expense. General and administrative expenses increased approximately $600,000 to $17.0 million in fiscal year 2002 as compared to $16.4 million in fiscal year 2001. Salaries and commissions increased $226,000 in 2002 due to increased expenses at the retail service centers. Insurance and liability claims increased $715,000 in 2002 due to the settling of several claims, reaching the stop-loss limit on one specific claim and the resulting reduction in the liability for expected losses during fiscal year 2001. No other significant changes occurred in any individual expense category.

         Provision for doubtful accounts. The provision for doubtful accounts decreased $177,000 from $341,000 in fiscal year 2001 to $164,000 in fiscal year 2002 due to the decreased charge-offs as a percentage of accounts receivable compared to fiscal 2001, and the reduction in sales volume. A decrease in the provision was deemed necessary in order to bring the allowance for doubtful accounts to a level considered adequate by the Company to provide for potential losses.

         Depreciation and amortization. Depreciation and amortization expense increased $3.1 million from $4.1 million in fiscal year 2001 to $7.2 million in fiscal year 2002. The increase is primarily due to the Company's provision for impairment loss of $3.7 recorded on goodwill in 2002.

         Forward and futures contracts. The Company had a gain of $42,000 for the year ended June 30, 2002 as compared to a loss of $506,000 in 2001. The Company significantly curtailed its utilization of such contracts in 2002. Gains or losses are recognized as a result of the increase or decrease in fair value of the Company's derivative instruments during the year. At July 1, 2000, the initial adoption of SFAS Nos. 133 and 138 resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable of income taxes.

         Interest expense. Interest expense decreased $3.5 million to $2.0 million in fiscal year 2002 from $5.5 million in fiscal year 2001 primarily due to interest on the Senior Notes being a direct principal reduction due to the accounting treatment of the Senior Notes upon restructuring in February 2001.


Fiscal Years Ended June 30, 2001 and June 30, 2000

         Operating Revenues. Operating revenues decreased $23.5 million, or 29.2% to $57.1 million in fiscal year 2001 as compared to $80.6 million in fiscal 2002. Propane sales decreased $18.7 million in fiscal 2001 compared to fiscal 2000. Propane sales prices increased approximately $.20 per gallon or 22.7% over fiscal 2000. However, the Company experienced a 34.8% decrease in gallons sold from fiscal 2000 due to the divestiture of retail service centers during fiscal 2000. Comparing stores that were operated by the Company during both 2001 and 2000, volumes increased 17.9% due to the colder winter weather experienced. Heating degree days experienced by the Company during fiscal year 2001 increased 25% from fiscal year 2000. Other sales, including gas systems, appliances and other fuels, had no significant impact on the change in revenues.

         During the fiscal years 2001 and 2000, the Company completed forward purchase and sale contracts which resulted in buying and selling 43.4 million gallons and 12.9 million gallons, respectively, of propane to other suppliers.

         Cost of products sold. Cost of products sold decreased $6.3 million, or 13.6%, to $40.1 million in fiscal year 2001 as compared to $46.4 million in fiscal year 2000. This was due to divestitures of retail service centers during fiscal year 2000 offset by the costs per gallon that increased approximately $.28 or 53.9% over fiscal year 2000.

         Gross profit. The Company's gross profit for the year decreased $17.3 million or 50.6% to $16.9 million in fiscal year 2001 as compared to $34.2 million in fiscal year 2000. This is due to the decrease in gallons sold due to divestitures of retail service centers during fiscal year 2000. Average propane margins decreased approximately $.08 per gallon or 22.7% due to the Company's financial inability at appropriate times to hedge product purchases for the fixed price, pre-buy and budget plan agreements with customers and, due to an anomaly in the propane market, to pass along higher product gas costs as rapidly as they were incurred.

         General and administrative expense. General and administrative expenses decreased $16.7 million to $16.4 million in fiscal year 2001 as compared to $33.1 million in fiscal year 2000. In general, expenses decreased as a result of the divestiture of 66 retail service centers and Tres Hombres, Inc. during fiscal year 2000. The fiscal year 2001 effect from the sales of the retail service centers affected salaries and employee benefits which decreased $7.2 million, office expense and other taxes which decreased $1.7 million and rent and maintenance costs on premises and equipment which decreased $1.2 million. Insurance and liability claims decreased $2.9 million mainly due to the Company settling several claims and reaching the stop-loss limit on one specific claim during fiscal year 2001. No other significant changes occurred in any individual expense category other than those associated with the divestiture of the retail service centers and Tres Hombres, Inc.

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

         Cash flow used in operating activities was $434,000 in fiscal year 2002 compared to cash flow used in operating activities of $1.0 million in fiscal year 2001. This change was due to a number of factors. First, operating loss decreased $2.9 million from fiscal year 2001 to fiscal year 2002 mainly due to the $4.4 million increase in gross profit, an increase of gain on sale of assets of $1.5 million offset by an increase in amortization expense of $5.7 million due to a provision for impairment recorded to charge-off the Company's remaining goodwill. Secondly, the Company has decreased its levels of inventory and decreased accounts payable and certain accrued liabilities. Thirdly, the Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its hedging of product purchases and marketing programs to its customers. The balance of customer prepayments related to the program, decreased to $6.3 million as of June 30, 2002 compared to $10.2 million as of June 30, 2001.

         Cash flow used in investing activities was $804,000 in fiscal year 2002 compared to cash flow provided by investing activities of $804,000 in fiscal year 2001. This change is primarily due to a $1.8 million increase in purchases of property and equipment offset by an increase in proceeds from sales of retail service centers and other assets during fiscal 2002.

         Cash flow provided by financing activities was $1.2 million in fiscal year 2002 compared to cash flow provided by financing activities of $291,000 in fiscal year 2001. This change is mainly due to $1.0 million borrowed from a related party under a financing arrangement related to the transfer of retail service assets. See Note 3 to the Consolidated Financial Statements for further discussion.

         On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003 (the "Senior Notes"). The Company also has not made the interest payments due December 31, 2001, March 31, 2002 and June 30, 2002 on the Senior Notes. Due to the nonpayment of interest, the Company is in default with respect to the $9,729,000 principal balance of the 9% Subordinated Debentures due 2007 (the "Subordinated Debentures"). The Company is prohibited under the terms of the Subordinated Debentures from making any interest payments if such payment shall create a default in the payment of amounts due on any Senior indebtedness.

         As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations is included in current liabilities at June 30, 2002. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of October 4, 2002.

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

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. Subsequent to June 30, 2002, the Company breached the workout plan due to scheduled payments not being made, and the IRS has issued a notice of default. The remaining balance of this liability, including interest and penalties, as of June 30, 2002 is approximately $1.3 million, reduced by a net operating loss carryback of approximately $800,000 relating to fiscal year 2002 taxable income.

         In February 2002, in order to fund working capital needs, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and buildings at 26 retail service centers. See Note 16 to the Consolidated Financial Statements for further discussion.

Critical Accounting Policies

         The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included herein.

         Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill or the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company makes estimates regarding potential losses related to its self-insurance program. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.


Impact of Recent Accounting Pronouncemnts

         The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard had no initial effect on the Company's financial statements.

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

         The FASB recently adopted SFAS 143, Accounting for Asset Retirement Obligations. This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will apply SFAS 143 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements.

         The FASB recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 144 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements.

         The FASB recently adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption permitted. The Company will apply SFAS 145 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements

         The FASB recently adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires an entity to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effects of adoption of the new standard on the Company's financial statements are not determinable currently.

Item 8.  Financial Statements and Supplementary Data.
         See the Consolidated Financial Statements included elsewhere herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:


                                                                Position Held with the Company
               Name                    Age                       and Principal Occupation
               ----                    ---                      ------------------------------
         Paul S. Lindsey, Jr.          57      Chairman of the Board, Chief Executive Officer, and President
                                               since June 1994; previously Vice Chairman of the Board (1987 to
                                               1994) and Chief Operating Officer (1988 to 1994); term as
                                               director expires 2003
         Kristin L. Lindsey            54      Director/Executive Vice President since Oct. 1996; previously
                                               Director/Vice President to June 1994; previously pursued
                                               charitable and other personal interest; term as director
                                               expires 2005
         Bruce M. Withers, Jr.         75      Director since June 1994; previously Chairman and Chief
                                               Executive Officer of Trident NGL Holding, Inc. (since August
                                               1991) and President of the Transmission and Processing Division
                                               of Mitchell Energy Corporation (1979 to 1991); term as director expires 2005
         Jim J. Shoemake               64      Director since June 1994; partner of Guilfoil, Petzall
                                               & Shoemake (since 1970); term as director expires
                                               2004
         Valeria Schall                48      Executive Vice President since October, 1996, Treasurer since
                                               July, previously Vice President since 1992; Corporate Secretary since 1985 and Assistant to the Chairman since 1987
         Bradley L. Beneke             48      Senior Vice President - Operations since April 2000; Vice
                                               President since April 2000; previously Pricing Director since
                                               June 1995; previously Regional Manager since September 1991
         Robert C. Heagerty            55      Senior Vice President since September 1997, previously
                                               Divisional Vice President since June 1993; previously Regional
                                               Manager since December 1986
         J. Greg House, Sr.            45      Vice President - Management Information Systems since June,
                                               1996; previously Director-MIS since September 1994 and
                                               Manager-MIS Paul Mueller Co. since 1987
         Kirk Wiles                    42      Senior Vice President - Chief Financial Officer since September
                                               2002; previously Director of Accounting and Financing,
                                               Innovative Benefit Concepts (2001-2002); Director of Auditing
                                               and Process Improvements, Rollins, Inc. (2000-2001); Principal
                                               Consultant, The Hunter Group (1997-2000); Treasurer and
                                               Assistant Secretary, Brach and Brock Confections, Inc.
                                               (1995-1997)

         Each director will serve for a term of three years. Officers of the Company are elected by the Board of Directors of the Company and will serve at the discretion of the Board, except for Mr. Lindsey, Ms. Lindsey and Ms. Schall who are employed pursuant to Employment Agreements that expire June 24, 2004, September 24, 2004, and September 24, 2004, respectively.

Item 11.  Executive Compensation

Executive Compensation

         The following table provides compensation information for each of the years ended June 30, 2002, 2001, and 2000 for (i) the Chief Executive Officer of the Company, (ii) the four other executive officers of the Company who are most highly compensated and whose total compensation exceeded $100,000 for the most recent fiscal year (of which there were only two) and (iii) those persons who are no longer executive officers of the Company but were among the four most highly compensated and whose total compensation exceeded $100,000 for the most recent year (of which there were none).


                           Summary Compensation Table

                               Annual Compensation
     Name and Principal
  Position at End of Fiscal
  -------------------------           Fiscal                                     Other Annual              All Other
  Year 1998                            Year        Salary        Bonus           Compensation            Compensation
  ---------                            ----        ------        -----           ------------            ------------
Paul S. Lindsey, Jr.                   2002       $400,000       -----              -----                    -----
Chief Executive Officer,               2001       $400,000       -----              -----                    -----
Chairman of the Board                  2000       $400,000       -----              -----                    -----
and President


Valeria Schall                         2002       $100,000      $30,000             -----                    -----
Executive Vice President               2001       $100,000      $30,000             -----                    -----
                                       2000       $100,000      $30,000             -----                    -----

Kristin L. Lindsey                     2002       $100,000      $30,000             -----                    -----
Executive Vice President               2001       $100,000      $30,000             -----                    -----
and Director                           2000       $100,000      $30,000             -----                    -----


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

Incentive Stock Option Plan

         There were no options granted to Paul S. Lindsey nor exercised by him during fiscal year 2002 and no unexercised options held by him as of the end of the 2002 fiscal year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information with respect to the beneficial ownership of shares of Common Stock of the Company as of September 28, 2002, by persons owning more than five percent of any class, by all directors of the Company, by the individuals named in the Summary Compensation Table owning shares, and by all directors and executive officers of the Company as a group.


                                                             Number of Shares
Name of Beneficial Owner (1)                               Beneficially Owned                 Percent
----------------------------                               ------------------                 -------
Paul S. Lindsey, Jr. (2)                                          1,546,548                     76.0
Kristin L. Lindsey (2)                                              762,125                     37.5
Valeria Schall                                                       97,927                     4.8
All Directors and Executive Officers as a group                   1,918,404                     94.3
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

Item 13.  Certain Relationships and Related Transactions.

         Paul S. Lindsey and Kristin L. Lindsey, who beneficially own approximately 76% of the Company's outstanding Common Stock and are Directors of the Company, are the majority stockholders in a company that supplies paint to the Company. The Company's purchases of paint from this company totaled $56,000 in fiscal year 2002 and $172,500 in fiscal year 2001.

         During 2002, the Company received advances bearing interest at a rate of 12% from its Chief Executive Officer and principal stockholder in the amount of $1.8 million which have a remaining balance at June 30, 2002 of $67,000.

         In July 2001, the Company sold three retail service centers to a related party wholly owned by the son of the Company's principal stockholder at a loss of approximately $130,000. In December 2001, the Company entered into a financing transaction whereby the assets of three retail service centers in Missouri were transferred to this same related party for approximately $1 million. The nature of the transaction was such that it was not recorded as a sale but as a financing liability to the related party. During June 2002, the assets of the service centers were transferred back to the Company, subject to a security interest in favor of a third party lending institution. This related party also entered into a management agreement during 2002 pursuant to which the Company provides all management and accounting services.

         During 2002, the Company sold its interest in a real estate limited liability company (LLC) to a related party owned by the principal stockholder at a loss of approximately $70,000. The Company retained the available tax credits for the 2001tax year. The acquisition of the Company's interest in the LLC had been financed and the sale of this interest was required as a result of the demand of the lender for payment in full of the loan amount as a result of the February 2002 sale-leaseback transaction described in Note 16 to the Consolidated Financial Statements. The Company was not able to obtain the necessary financing to pay off the note.

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

         See Note 3 to the Consolidated Financial Statements for further discussion regarding the Company's related party transactions.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)(1)   Financial Statements
                             Report of Independent Accountants
                             Consolidated Balance Sheets as of June 30, 2002 and
                                    2001
                             Consolidated Statement of Operations for the
                                    Years Ended June 30, 2002, 2001, and 2000
                             Consolidated Statements of Stockholders' Equity
                                    (Deficit) for the Years Ended June 30, 2002,
                                    2001, and 2000
                             Consolidated Statements of Cash Flows for the
                                    Years Ended June 30, 2002, 2001, and 2000

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

4.3 Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994)

10.2 1995 Stock Option Plan of All Star Gas Company (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995)

10.3 Employment Agreement between the Company and Paul S. Lindsey, Jr. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.4 Tax Indemnification Agreement between the Company and Energy (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-53343)

10.5 2/16/01 Indenture between the Company and State Street Bank and Trust Company relating to the 11% Senior Secured Notes Due 2003.

21.1  Subsidiaries of the Company

99.1  CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

99.2  CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

                  (b)  Reports on Form 8-K
                           November 2, 2001
                           August 27, 2002

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

Dated:   October 10, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                     Capacity in which Signed               Date
        ---------                     ------------------------               ----

 /s/ Paul S. Lindsey, Jr.            Chief Executive Officer and       October 10, 2002
----------------------------          Chairman of the Board of
   Paul S. Lindsey, Jr.


      /s/ Kirk Wiles                  Senior Vice President and        October 10, 2002
----------------------------           Chief Financial Officer
        Kirk Wiles


  /s/ Kristin L. Lindsey                      Director                 October 10, 2002
----------------------------
    Kristin L. Lindsey


/s/ Bruce M. Withers, Jr.                     Director                 October 10, 2002
----------------------------
  Bruce M. Withers, Jr.


   /s/ Jim J. Shoemake                        Director                 October 10, 2002
----------------------------
     Jim J. Shoemake

I, Paul S. Lindsey, certify that:


1. I have reviewed this annual report on Form 10-K of All Star Gas Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 10, 2002                 /s/ Paul S. Lindsey
                                       --------------------------------------
                                       Paul S. Lindsey
                                       President and Chief Executive Officer




I, Kirk Wiles, certify that:

1. I have reviewed this annual report on Form 10-K of All Star Gas Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 10, 2002                 /s/ Kirk Wiles
                                       --------------------------------------
                                       Kirk Wiles
                                       Senior Vice President and
                                        Chief Financial Officer

                            All Star Gas Corporation

            Accountants' Report and Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                            All Star Gas Corporation
                          June 30, 2002, 2001 and 2000


Contents


 Independent Accountants' Report............................................1


 Consolidated Financial Statements

     Balance Sheets.........................................................2

     Statements of Operations ..............................................3

     Statements of Stockholders' Equity (Deficit)...........................5

     Statements of Cash Flows...............................................6

     Notes to Financial Statements..........................................8


 Independent Accountants' Report on Supplementary Information..............26


 Supplementary Information

     Consolidated Schedules of Sales and Gross Profit......................27

     Consolidated Schedules of General and Administrative Expenses.........28

                         Independent Accountants' Report


Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


We have audited the accompanying balance sheets of All Star Gas Corporation as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Star Gas Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and negative cash flows from operations and has a net working capital and stockholders' equity deficiencies at June 30, 2002. As also discussed in Note 2, the Company is in default with respect to its Senior Secured Notes due 2003 and its Subordinated Debentures due 2007, and has incurred a significant federal tax liability as a result of retail service center dispositions in fiscal 2000 that it was unable to pay when due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 13, the Company changed its method of accounting for derivative instruments in 2001.


                                  /s/ BKD, LLP

Springfield, Missouri
September 6, 2002, except for Notes 3 and 6
 as to which the date is October 4, 2002

                            All Star Gas Corporation
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001
                      (In Thousands, Except Share Amounts)

Assets

                                                                            2002      2001
                                                                          -------   -------

    Current Assets
        Cash                                                              $   509   $   509
        Trade receivables, less allowance for doubtful accounts; 2002 -
          $158, 2001 - $250                                                   956     2,549
        Current maturities of notes receivable                                146      --
        Inventories                                                         2,158     2,783
        Forward sales contracts                                              --         115
        Prepaid expenses                                                      589       198
        Deferred income taxes                                                 175       200
        Due from related parties                                               30      --
                                                                          -------   -------

               Total current assets                                         4,563     6,354
                                                                          -------   -------



    Property and Equipment, At Cost
        Land and buildings                                                  2,492     4,496
        Storage and consumer service facilities                            33,516    35,716
        Transportation, office and other equipment                         15,763    16,381
                                                                          -------   -------
                                                                           51,771    56,593
        Less accumulated depreciation                                      24,691    25,742
                                                                          -------   -------

                                                                           27,080    30,851
                                                                          -------   -------


    Other Assets
        Debt acquisition costs, net of accumulated amortization             1,425     1,174
        Goodwill                                                             --       4,366
        Noncompete agreements, at amortized cost                              415       650
        Notes receivable                                                    3,839       942
        Other                                                               1,189     1,628
                                                                          -------   -------

                                                                            6,868     8,760
                                                                          -------   -------

                                                                          $38,511   $45,965

                                                                          =======   =======

See Notes to Consolidated Financial Statements



Liabilities and Stockholders' Equity (Deficit)

                                                                          2002        2001
                                                                        --------    --------

    Current Liabilities
        Checks in process of collection                                 $  1,684    $  1,243
        Notes payable to banks                                             4,672       3,979
        Current maturities of long-term debt                              70,642      14,493
        Accounts payable                                                   1,552       1,551
        Accrued salaries                                                     556         712
        Accrued interest                                                   2,294       1,339
        Accrued expenses                                                     741         832
        Customer prepayments                                               6,277      10,208
        Due to related parties                                                67         394
        Income taxes payable                                                 652       3,705
        Forward purchase contracts                                          --           200
                                                                        --------    --------

               Total current liabilities                                  89,137      38,656
                                                                        --------    --------


    Long-Term Debt                                                         4,937      56,726
                                                                        --------    --------

    Deferred Income Taxes                                                  3,984       5,738
                                                                        --------    --------

    Accrued Self-Insurance Liability                                         193         529
                                                                        --------    --------

    Stockholders' Equity (Deficit)
        Common; $.001 par value; authorized 20,000,000 shares; issued
          14,291,020 shares                                                   14          14
        Common stock purchase warrants                                     1,227       1,227
        Additional paid-in capital                                        28,574      28,574
        Retained earnings (deficit)                                       (1,641)      2,415
                                                                        --------    --------
                                                                          28,174      32,230

        Treasury stock; 12,704,129 shares, at cost                       (87,914)    (87,914)
                                                                        --------    --------

                                                                         (59,740)    (55,684)
                                                                        --------    --------

                                                                        $ 38,511    $ 45,965
                                                                        ========    ========


                            All Star Gas Corporation
                      Consolidated Statements of Operations
                    Years Ended June 30, 2002, 2001 and 2000
                    (In Thousands, Except Per Share Amounts)

                                                           2002        2001        2000
                                                         --------    --------    --------

Operating Revenue                                        $ 48,370    $ 57,052    $ 80,617

Cost of Product Sold                                       27,037      40,134      46,425
                                                         --------    --------    --------

Gross Profit                                               21,333      16,918      34,192
                                                         --------    --------    --------

(Gain) Loss on Forward and Futures Contracts                  (42)        506        --
                                                         --------    --------    --------

Operating Costs and Expenses
    Provision for doubtful accounts                           164         341         464
    General and administrative                             17,005      16,369      33,082
    Depreciation and amortization                           7,215       4,090       8,169
    Gain on sale of assets                                 (1,938)       (422)    (44,940)
                                                         --------    --------    --------

                                                           22,446      20,378      (3,225)
                                                         --------    --------    --------

Operating Income (Loss)                                    (1,071)     (3,966)     37,417
                                                         --------    --------    --------

Other Expense
    Interest expense                                        2,010       5,489      18,062
    Amortization of debt discount                           3,741       1,563       2,042
                                                         --------    --------    --------

                                                            5,751       7,052      20,104
                                                         --------    --------    --------

Income (Loss) Before Income Taxes                          (6,822)    (11,018)     17,313

Provision (Credit) for Income Taxes                        (2,766)       (313)      7,892
                                                         --------    --------    --------

Income (Loss) Before Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle     (4,056)    (10,705)      9,421

Extraordinary Item
    Gain on extinguishment of debt, net of income
      taxes of $4,630                                        --          --         7,969

Change in Accounting Principle
    Cumulative effect of change in accounting
      principle, net of income taxes of $546                 --           940        --
                                                         --------    --------    --------

Net Income (Loss)                                        $ (4,056)   $ (9,765)   $ 17,390
                                                         ========    ========    ========

See Notes to Consolidated Financial Statements                                 3

                            All Star Gas Corporation
                      Consolidated Statements of Operations
                                   (Continued)
                    Years Ended June 30, 2002, 2001 and 2000
                    (In Thousands, Except Per Share Amounts)


                                                                        2002                2001               2000
                                                                   -------------       -------------       ------------

    Basic and Diluted Income (Loss) Per Common Share
       Before Extraordinary Item and Cumulative Effect of
       Change in Accounting Principle                              $      (2.56)       $      (6.74)       $       5.94

    Basic and Diluted Income Per Common Share on
       Extraordinary Item                                                     --                  --               5.02

    Basic and Diluted Income Per Common Share on
       Cumulative Effect of Change in Accounting Principle                    --                 .59                 --
                                                                   -------------       -------------       ------------

    Basic and Diluted Income (Loss) Per Common Share               $      (2.56)       $       (6.15)      $      10.96
                                                                   ============        =============       ============


See Notes to Consolidated Financial Statements                                 4

                            All Star Gas Corporation
            Consolidated Statements of Stockholders' Equity (Deficit)
                    Years Ended June 30, 2002, 2001 and 2000
                                 (In Thousands)


                                                      Common                                                          Total
                                                      Stock         Additional      Retained                      Stockholders'
                                      Common         Purchase        Paid-in        Earnings       Treasury           Equity
                                      Stock          Warrants        Capital        (Deficit)        Stock          (Deficit)
                                  --------------- --------------- --------------- -------------- -------------- -------------------

Balance, July 1, 1999              $     14          $  1,227       $ 28,574       $ (5,210)       $(87,914)         $(63,309)

    Net income                         --                --             --           17,390            --              17,390
                                   --------          --------       --------       --------        --------          --------

Balance, June 30, 2000                   14             1,227         28,574         12,180         (87,914)          (45,919)

    Net loss                           --                --             --           (9,765)           --              (9,765)
                                   --------          --------       --------       --------        --------          --------

Balance, June 30, 2001                   14             1,227         28,574          2,415         (87,914)          (55,684)

    Net loss                           --                --             --           (4,056)           --              (4,056)
                                   --------          --------       --------       --------        --------          --------

Balance, June 30, 2002             $     14          $  1,227       $ 28,574       $ (1,641)       $(87,914)         $(59,740)
                                   ========          ========       ========       ========        ========          ========



See Notes to Consolidated Financial Statements                                 5

                            All Star Gas Corporation
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2002, 2001 and 2000
                                 (In Thousands)

                                                               2002        2001         2000
                                                             --------    --------    --------
Operating Activities
    Net income (loss)                                        $ (4,056)   $ (9,765)   $ 17,390
    Items not requiring (providing) cash
       Depreciation                                             2,729       3,107       6,406
       Amortization                                             8,227       2,546       3,423
       Gain on sale of assets                                  (1,938)       (422)    (44,940)
       Extraordinary gain on extinguishment of debt              --          --        (7,969)
       Cumulative effect of change in accounting principle       --          (940)       --
       (Gain) loss on forward and futures contracts               (42)        506        --
       Deferred income taxes                                   (1,729)      2,354       2,144
    Changes in
       Trade receivables                                        1,059           8        (563)
       Inventories                                                491       1,256      (2,085)
       Prepaid expenses and other                                 145         330       1,228
       Accounts payable and customer prepayments               (2,510)      3,341      (4,265)
       Accrued expenses and self-insurance                     (2,810)     (3,339)     11,151
                                                             --------    --------    --------

           Net cash used in operating activities                 (434)     (1,018)    (18,080)
                                                             --------    --------    --------

Investing Activities
    Proceeds from sales of retail service centers and
      other assets                                              3,628       2,929      91,646
    Acquisition of retail service centers                        (123)       (110)       (601)
    Purchases of property and equipment                        (3,952)     (2,148)     (4,120)
    Advances from (to) related parties                           (357)        394      (1,430)
    Purchase of interest in limited liability company            --          (261)       --
                                                             --------    --------    --------

           Net cash provided by (used in) investing
              activities                                         (804)        804      85,495
                                                             --------    --------    --------

Financing Activities
    Decrease in working capital facility                         --          --        (4,756)
    Proceeds from issuance of notes payable to banks            3,444       6,184        --
    Principal payments on notes payable to banks               (2,751)     (2,853)       --
    Principal payments on purchase obligations                 (3,689)     (3,505)     (2,812)
    Proceeds from issuance of long-term debt obligations        2,748         250         118
    Increase (decrease) in checks in process of collection        441         215        (856)
    Principal payment on senior secured notes                    --          --       (60,000)
    Net borrowings from related parties                         1,045        --          --
                                                             --------    --------    --------

           Net cash provided by (used in) financing
              activities                                        1,238         291     (68,306)
                                                             --------    --------    --------

Increase (Decrease) in Cash                                         0          77        (891)

Cash, Beginning of Year                                           509         432       1,323
                                                             --------    --------    --------

Cash, End of Year                                            $    509    $    509    $    432
                                                             ========    ========    ========

See Notes to Consolidated Financial Statements                                 6

                            All Star Gas Corporation
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2002, 2001 and 2000
                                 (In Thousands)

                                                                 2002           2001           2000
                                                                -------        -------        -------

Supplemental Cash Flows Information
    Interest paid                                               $ 2,211        $ 2,529        $14,199
    Income taxes paid                                           $ 2,318        $ 3,633        $   552
    Income taxes refunded                                       $   305        $   417        $   869
    Notes receivable from sale of retail service centers        $ 3,931           --          $ 1,350
    Purchase contract obligations incurred for property
      and equipment                                             $ 1,792        $   591        $   389
    Capital lease obligations incurred for property and
      equipment                                                 $   364        $   326        $   332
    Long-term obligations incurred for investment in
      Missouri Investment Partner I, LLC, a purchaser of
      Missouri low-income housing tax credits                      --          $   870           --


See Notes to Consolidated Financial Statements                                 7

                            All Star Gas Corporation
                   Notes to Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


Note 1:  Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

        The Company's principal operation is the sale of liquefied propane (LP) gas to residential, agricultural and commercial customers to whom credit is extended principally on an unsecured basis. Such customers are located throughout the United States with the larger number concentrated in the central states.


    Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


    Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. At June 30 the inventories were:

                                                              2002     2001
                                                              (In Thousands)
                                                             ---------------
          Gas and other petroleum products                   $  948   $1,529
          Gas distribution parts, appliances and equipment    1,210    1,254
                                                             ------   ------

                                                             $2,158   $2,783
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

        Amortization of discounts on debentures and notes (Note 6) is on the effective interest, bonds outstanding method.

        The majority of the goodwill acquired relates to a transaction originating prior to July 1, 1994, and was being amortized on the straight-line basis over 25 years. Goodwill purchased in other transactions was being amortized on the straight-line basis over five years. An impairment loss was recorded during 2002 (Note 4).


    Income (Loss) Per Common Share

        Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. The weighted average number of common shares outstanding used in the computation of earnings per share was 1,586,891 for each of the periods ended June 30, 2002, 2001 and 2000. Common stock warrants and options outstanding were excluded from the June 30, 2002, 2001 and 2000, calculations of the weighted average number of common shares outstanding used in the computation of earnings per share as they were anti-dilutive.

    Impact of Recent Accounting Pronouncements

        The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard had no initial effect on the Company's financial statements.

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

        The FASB recently adopted SFAS 143, Accounting for Asset Retirement Obligations. This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will apply SFAS 143 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements.

        The FASB recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 144 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements.

        The FASB recently adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item and amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for as such. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption permitted. The Company will apply SFAS 145 beginning with the first quarter of its fiscal year ending June 30, 2003, on a prospective basis. Adoption of the new standard will have no initial effect on the Company's financial statements.

        The FASB recently adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires an entity to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effects of adoption of the new standard on the Company's financial statements are not determinable currently.


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


    Delivery Costs

        The costs related to the delivery of the product to the customer are included in operating expenses.


    Year-End Adjustments

        The Company recorded a provision for impairment on its recorded goodwill during the quarter ended June 30, 2002 (Note 4).



Note 2:  Management's Consideration of Going Concern Matters

        The Company reported income from operations during fiscal 2000 primarily due to the gains recognized on the sale of certain retail service centers (Note 16). The Company has otherwise suffered recurring losses and negative cash flows from operations, continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994, and is in default with respect to its outstanding Senior Secured Notes due 2003 and its Subordinated Debentures due 2007 (Note 6). The Company has recently been required to make additional cash deposits with various major propane suppliers to maintain current terms.

        Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. Subsequent to June 30, 2002, the Company breached the workout plan due to scheduled payments not being made and the IRS has issued a notice of default. The remaining balance of this liability, including interest and penalties, as of June 30, 2002, is approximately $1.3 million. The total balance of income taxes payable as of June 30, 2002, net of loss carrybacks relating to fiscal year 2002, is approximately $652,000.

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



Note 3:  Related Party Transactions

        During 2002, 2001 and 2000, the Company has purchased $56,000, $172,500 and $225,000, respectively, of paint from a corporation owned by the spouse of the Company's principal stockholder.

        In July 2001, the Company sold for cash and notes three retail service centers in Missouri to a related party wholly owned by the son of the Company's principal stockholder at a loss of approximately $130,000.

        In December 2001, the Company entered into a financing transaction whereby the assets of three retail service centers in Missouri were transferred to a related party wholly owned by the son of the Company's principal stockholder for approximately $1 million. The nature of the transaction was such that it has been recognized as a financing liability to the related party rather than as a sale. During June 2002, the assets of the service centers were transferred back to the Company, subject to a security interest in favor of a third-party lending institution. At June 30, 2002, the amount due to the related party is approximately $1 million with interest at 8.64% payable monthly and due on demand.

        In 2002, the Company entered into a management agreement pursuant to which the Company provides all management and accounting services for a related party wholly owned by the son of the Company's principal stockholder. Servicing income totaled approximately $72,000 for 2002. The Company also sells propane gas to this related party. Total sales to the related party were approximately $1.4 million for 2002.

        During 2002, the Company sold for cash the majority of its interest in a real estate limited liability company to a related party owned by the principal stockholder at a loss of approximately $70,000.

        In 2002 and 2001, the principal stockholder loaned the Company amounts totaling $1.8 million and $2.5 million, respectively, bearing interest at a rate of 12%, with terms ranging from seven days to six months. At June 30, 2002 and 2001, the balance of these obligations was $67,000 and $394,000, respectively.

        In 2001, the Company's principal stockholder pledged his stock in the Company as collateral for the Senior Secured Notes, due 2003 (Note 6) and guaranteed various notes payable (Note 7).

        In February 2001, the principal stockholder assumed a note payable to the Company with a balance of $942,000 (Note 5). The note principal is due in August 2012 and interest is payable monthly.



Note 4:  Goodwill

        The changes in the carrying amount of goodwill for the years ended June 30, 2002 and 2001, were:

                                                                                   2002                2001
                                                                               --------------------------------

           Beginning Balance                                                   $       4,366       $      5,109
               Impairment losses                                                      (3,739)                --
               Goodwill written off related to sales of retail service
                 centers                                                                (243)              (342)
               Amortization                                                             (384)              (401)
                                                                               -------------       ------------

           Ending Balance                                                      $           0       $      4,366
                                                                               =============       ============


        Because of the decline in the economic conditions of the propane and energy industry during fiscal year 2002, the Company's recurring losses from operations, net working capital, net stockholders' equity and operating cash flow deficiencies, the remaining goodwill amount of $3,739,000 was charged to operations and is included in depreciation and amortization expense for the year ended June 30, 2002.

Note 5: Notes Receivable

        Notes receivable consist of the following:

                                                       2002            2001
                                                   ---------------------------
           Note receivable (A)                     $        942    $       942
           Note receivable (B)                              381             --
           Note receivable (C)                            2,662             --
                                                   ------------    -----------
                                                          3,985            942
           Less current maturities                          146             --
                                                   ------------    -----------

                                                   $      3,839    $       942
                                                   ============    ===========


         (A) The note receivable is secured primarily by three deeds of trust on real property located in the counties of Laclede, Camden and Crawford in the state of Missouri. In 2000, the note was due in monthly installments of $11,000, including interest at 9.3745%, until August 2012. In February 2001, the note receivable was assumed by the principal shareholder (Note 3). The note principal is now due in August 2012 and interest is payable monthly.

         (B) Notes receivable issued in the sale of two retail service centers in South Carolina (Note 16). The notes are payable in quarterly installments, including interest at 6%, and mature in November 2005.

         (C) Notes receivable issued in conjunction with two sale-leaseback transactions whereby the Company sold and leased back the land and buildings at 26 retail service centers (Note 16). The notes are payable in monthly installments of $23,495, including interest at 6.5%, and mature in March 2017.



Note 6:  Long-Term Debt

        Long-term debt at June 30 consisted of (in thousands):

                                                                               2002               2001
                                                                          ---------------------------------

           11% Senior Secured Notes, due 2003 (A)                         $      64,738      $      66,197
           9% Subordinated Debentures, due 2007 (B)                               9,729              9,729
           Purchase contract obligations and capital leases (C)                   7,273              4,589
                                                                          -------------      -------------
                                                                                 81,740             80,515
           Less unamortized discounts                                             6,161              9,296
                                                                          -------------      -------------
                                                                                 75,579             71,219
           Less current maturities                                               70,642             14,493
                                                                          -------------      -------------

                                                                          $       4,937      $      56,726
                                                                          =============      =============


(A) The notes were issued in conjunction with an exchange offer for the Company's Senior Secured notes, due 2004. The notes were issued February 2001 at a discount and require interest payments at 11%. The notes are due June 30, 2003, and are redeemable at the Company's option, in whole or from time to time in part, until maturity, upon not less than 30 or more than 60 days' notice, at a reduced redemption price of the principal amount of the notes being redeemed equal to a predetermined percentage at specific future dates, plus accrued and unpaid interest thereon to the redemption date:


                         On or Prior To              Redemption Percentage
                         -------------------------- ----------------------

                         June 30, 2002                     93.59%
                         December 31, 2002                 96.79%
                         June 30, 2003                    100.00%

              The balance outstanding of the Senior Notes includes the original principal amount of the notes issued $(53,064,000) plus the amount of interest accrued from August 1, 2000, to November 30, 2000, on the remaining 40% of the Senior Secured Notes, due 2004. The original principal amount was adjusted to give effect for the original issue discount and accrued interest at February 23, 2001, on the Senior Secured Notes, due 2004 (effective interest rate of 4.42%). The discount on these notes is being amortized over the remaining life of the notes using the effective interest method.

              The outstanding balance of the notes as of June 30, 2002, is as follows:

                                                                                                  2002
                                                                                          -----------------

                    11% Senior Secured Notes, due 2003                                    $      53,064,000
                    Accrued interest capitalized prior to debt restructuring                      8,742,000
                                                                                          -----------------

                                                                                          $      61,806,000
                                                                                          =================


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

              On October 30, 2001, due to the nonpayment of interest, the Company defaulted with respect to the $53,063,600 principal balance of the 11% Senior Secured Notes due 2003

              (the "Senior Notes"). The Company also has not made the interest payments due December 31, 2001, March 31, 2002, and June 30, 2002, on the Senior Notes. As a result of the default, the note holders have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligation is included in current liabilities at June 30, 2002. The debenture holders have not accelerated the balance due under the notes as of October 4, 2002.

(B) The debentures, issued June 1983, are redeemable at the Company's option, as a whole or in part, at par value.

              The original principal amount of debentures issued was adjusted to market at issuance (effective interest rate of 16.5%). The remaining discount on these debentures is being amortized over the remaining life of the debentures using the effective interest method.

              Due to the nonpayment of interest due since June 30, 2000, the Company is in default with respect to the debentures. As a result of the default, the debenture holders have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligation is included in current liabilities at June 30, 2002 and 2001. The debenture holders have not accelerated the balance due under the notes as of October 4, 2002.

(C) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. Capital leases include leases covering trucks and data processing equipment. At June 30, 2002 and 2001, these obligations carried interest rates from 7% to 12% and are due periodically through 2007.

              Aggregate annual maturities (in thousands) of the long-term debt outstanding at June 30, 2002, are:

                        2003                     $   70,642
                        2004                          1,034
                        2005                            981
                        2006                            742
                        2007                          2,137
                        Thereafter                       43
                                                 ----------

                                                 $   75,579
                                                 ==========


Note 7:  Notes Payable to Banks

       Notes payable to banks aggregating $4,672,000 at June 30, 2002, and $3,979,000 at June 30, 2001, are comprised of short-term borrowings secured by accounts receivable, inventory and property and equipment. The borrowings bear interest at a weighted average interest rate of approximately 8.0% and are due periodically in fiscal year 2003.

Note 8:  Income Taxes

        The provision (credit) for income taxes on income before extraordinary item and cumulative effect of change in accounting principle includes these components:

                                                                      2002             2001             2000
                                                                -----------------------------------------------
                                                                                     (In Thousands)

           Taxes currently payable (refundable)                   $    (1,037)     $    (2,667)      $    5,748

           Deferred income taxes                                       (1,729)           2,354            2,144
                                                                  -----------      -----------       ----------

                                                                  $    (2,766)     $      (313)      $    7,892
                                                                  ===========      ===========       ==========


        The tax effects of temporary differences at June 30, 2002 and 2001, related to deferred taxes were:

                                                                     2002             2001
                                                               ----------------- -------------
                                                                         (In Thousands)
         Deferred Tax Assets

           Allowance for doubtful accounts                       $         58       $       92
           Self-insurance liabilities and contingencies                   266              866
           Original issue discount                                      4,087            4,058
           Unrealized loss on derivative instruments                       --               31
                                                                 ------------       ----------

                                                                        4,411            5,047
                                                                 -------------      ----------

         Deferred Tax Liabilities

           Unrealized gain on installment sale                           (618)              --
           Accumulated depreciation and tax cost differences           (7,602)        (10,585)
                                                                 -------------      ----------

                                                                       (8,220)        (10,585)
                                                                 -------------      ----------

                  Net deferred tax liability                     $     (3,809)     $   (5,538)
                                                                 ============       ==========



        The above net deferred tax liability is presented on the June 30 balance sheets as follows:


                                                                     2002               2001
                                                                  ------------       ------------
                                                                          (In Thousands)

         Deferred Tax Assets (Liabilities)

           Deferred tax asset - current                           $        175       $        200
           Deferred tax liability - long-term                           (3,984)            (5,738)
                                                                  ------------       ------------

                  Net deferred tax liability                      $     (3,809)      $     (5,538)
                                                                  ============       ============


        A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                                    2002               2001               2000
                                                                ------------        ------------      ------------
                                                                                  (In Thousands)

           Computed at the statutory rate (34%)                 $     (2,319)      $      (3,746)     $      5,886
           Increase (decrease) resulting from
               Amortization of excess of cost over fair
                 value of net assets acquired                          1,461                 173               210
               State income taxes - net of federal tax
                 benefit                                                 (65)               (333)            1,323
               Nondeductible goodwill amortization on
                 sold retail service centers                              --                 101               895
               Interest and penalties on tax obligations                  --               1,311                --
               (Increase) decrease of tax basis on
                 retail service centers                                 (717)              2,584                --
               Nondeductible interest on Senior Notes,
                 due 2004                                                 --               1,433                --
               Interest expense on Senior Notes,
                 due 2003                                             (1,060)               (874)               --
               Other                                                     (66)               (962)             (422)
                                                                ------------        ------------      ------------

                  Actual tax provision (credit)                 $     (2,766)       $       (313)     $      7,892
                                                                ============        ============      ============

Note 9: Self-Insurance and Contingencies

        Under the Company's current insurance program, the Company's comprehensive general and employer's liability coverage and excess liability policy provides for losses of up to $75.0 million. The general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program with other unrelated parties. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

        The ending accrued liability includes $150,000 for incurred but not reported claims at June 30, 2002 and 2001. The current portion of the ending liability of $500,000 at June 30, 2002, and $400,000 at June 30, 2002 and 2001, is included in accrued expenses in the consolidated balance sheets. The noncurrent portion at the end of each period is included in accrued self-insurance liability.

        The Company and its subsidiaries are also defendants in various lawsuits related to the self-insurance program, which are not expected to have a material adverse effect on the Company's financial position or results of operations.

        The Company currently self-insures health benefits provided to the employees of the Company and its subsidiaries subject to a $75,000 cap per claim. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred. The aggregate cost of providing the health benefits was $530,000, $770,000 and $1,079,000 for the years ended June 30, 2002,
        2001 and 2000, respectively.

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

Note 10: Stock Options and Warrants

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

        The table below summarizes transactions under the Company's stock option plan:

                                                            Number
                                                           of Shares
                                                         ------------

           Balance, July 1, 1999                              500,700
           Granted ($1.00 per share)                           10,000
           Forfeited                                          (75,000)
                                                         ------------
           Balance, June 30, 2000                             435,700
           Granted ($1.00 per share)                           74,000
           Forfeited                                          (35,000)
                                                         ------------
           Balance, June 30, 2001                             474,700
           Granted ($1.00 per share)                               --
           Forfeited                                          (27,500)
                                                         ------------

           Balance, June 30, 2002                             447,200
                                                         ============



        Options outstanding at June 30, 2002, have a weighted average remaining contractual life of approximately six years with 341,958 options currently exercisable. The exercise price was $7.00 per share until May 2000 when it was reduced to $1.00 per share.

        The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because, in the opinion of management, such values do not have a material effect.


    Common Stock Purchase Warrants

        The Company issued detachable warrants to purchase common stock in connection with the issuance of 127/8% Senior Secured Notes in 1994. Each warrant represents the right to purchase one share of the Company's common stock for $.01 per warrant. The warrants are exercisable currently and will expire on July 15, 2004. No warrants were issued or exercised in 2002, 2001 and 2000. Warrants to purchase 175,536 shares were outstanding at June 30, 2002 and 2001.

Note 11: Employee Benefit Plan

        The Company has a defined contribution retirement plan covering substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. No contributions to the plan were made by the Company during the years ended June 30, 2002, 2001 or 2000.



Note 12: Operating Leases

        Noncancelable operating leases, which cover office space and various equipment, expire in various years through 2017. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

        Future minimum lease payments (in thousands) at June 30, 2002, were:

           2003                                       $     1,118
           2004                                             1,072
           2005                                               934
           2006                                               915
           2007                                               878
           Thereafter                                       6,239
                                                      -----------

           Future minimum lease payments              $    11,156
                                                      ===========


Note 13: Futures and Forward Contracts and Change in Accounting Principle

        The Company enters into purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of June 30, 2002 and 2001, the Company had approximately $2.2 million and $5.5 million, respectively, in outstanding commitments to purchase LP gas for inventory. The Company also had outstanding commitments to sell approximately 0 gallons and 2.1 million gallons of LP gas at June 30, 2002 and 2001, respectively.

        The Company also uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of June 30, 2002 and 2001, the Company had no open positions on commodity futures contracts for LP gas.

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

        At July 1, 2000, initial adoption of the new standards resulted in recognition of derivative financial instruments as assets and liabilities in the amounts of $3.1 million and $1.6 million, respectively, and a cumulative effect adjustment of $940,000, net of applicable income taxes. No disclosure of the pro forma effects as if the new standards had been applied retroactively to prior periods is made as such effects are immaterial. Application of the new standards have resulted in recognition of a gain of $42,000 on forward and futures contracts for 2002 and a loss of $506,000 for 2001.



Note 14: Significant Estimates and Concentrations

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


    Estimates

        Significant estimates related to self-insurance, goodwill amortization, litigation, collectibility of receivables and income tax assessments are discussed in Notes 1, 4 and 9. Actual losses related to these items could vary materially in the near term from amounts reflected in the financial statements.



Note 15: Disclosures About Fair Value of Financial Instruments

        The following methods were used to estimate the fair value of financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be acquired or sold individually or in the aggregate.

    Notes Receivable

        Fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities.


    Forward Purchase and Forward Sale Contracts

        Fair value is based on quoted market prices.


    Notes Payable to Banks and Long-Term Debt

        Fair value of the Senior Secured Notes is estimated based on trading prices of this debt issuance. The fair value of the Subordinated Debentures is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The fair value of notes payable to banks and other debt approximates carrying value as other debt consists of obligations with interest rates approximating rates currently available to the Company.

        The following table presents estimated fair values of the Company's financial instruments.


                                                                               June 30
                                                               2002                              2001
                                                     Carrying          Fair             Carrying           Fair
                                                      Amount           Value             Amount            Value
                                                     --------          -----            --------          -------

                                                                             (In Thousands)

           Financial assets
               Cash                                     $509          $   509           $   509           $   509
               Note receivable                       $ 3,985          $ 3,985           $   942           $   942
               Forward sales contracts                    --               --           $   115           $   115

           Financial liabilities
               Notes payable to banks                $ 4,672          $ 4,672           $ 3,979           $ 3,979
               Senior Secured Notes, due
                 2003                                $61,806          $29,967           $60,459           $28,620
               Subordinated Debentures, due
                 2007                                $ 6,500          $ 2,919           $ 6,171           $ 2,919
               Other long-term debt                  $ 7,273          $ 7,273           $ 4,589           $ 4,589
               Forward purchase contracts                 --               --           $   200           $   200


Note 16: Acquisitions and Dispositions of Retail Service Centers

        During the year ended June 30, 2002, the Company entered into two sale-leaseback transactions whereby the Company sold for cash and notes the land and buildings at 26 retail service centers and recognized a gain of approximately $2 million using the full accrual method. The resulting leases are for a term of 15 years and are being accounted for as operating leases with combined monthly payments of approximately $38,000.

        During the year ended June 30, 2002, the Company sold three retail service centers to a related party (Note 3).

        During the year ended June 30, 2002, the Company sold for cash and notes three retail service centers located in Illinois and South Carolina to nonrelated parties at a gain.

        During the year ended June 30, 2002, the Company acquired five retail service centers through an asset purchase transaction for a total of $3.2 million of which $123,000 was paid in cash with the remainder in mortgage obligations and the assumption of certain liabilities.

        Pro forma results of these operations as if the transactions had been completed at the beginning of the period would not be materially different from actual results due to the size and timing of the transactions and the seasonal nature of the business.

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

        During the year ended June 30, 2000, the Company sold 66 retail service centers. The Company received $91.1 million in cash from these sales. Unaudited pro forma consolidated operations, assuming the dispositions were made at the beginning of the current and previous years, are shown below:

                                                2001             2000
                                              -------          -------
                                                   (In Millions)

           Operating revenue                  $  57.1          $  55.7
           Net income (loss)                  $  (9.8)         $  14.9


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

                                                2001            2000
                                              -------          -------
                                                   (In Millions)

           Operating revenue                  $  57.1          $  78.7
           Net income (loss)                  $  (9.8)         $  18.3

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



                                                     /s/ BKD, LLP

Springfield, Missouri
September 6, 2002

                            All Star Gas Corporation

                Consolidated Schedules of Sales and Gross Profit
                       Years Ended June 30, 2002 and 2001
                                 (In Thousands)


                                                                2002                                       2001
                                                            Gross Profit                                Gross Profit
                                                    -----------------------------               ------------------------------
                                                                    Percentage                                  Percentage
                                         Sales         Amount       of Revenue       Sales         Amount       of Revenue
                                      ------------- ------------- --------------- ------------- ------------- ----------------

        Gas Sales
           Bulk - retail                $  43,033     $  17,768         41.3%       $  51,952     $  13,376         25.7%
           Bottle - retail and
              wholesale                       909           634         69.7              968           565         58.4
                                         --------      --------                      --------      --------

                                           43,942        18,402         41.9           52,920        13,941         26.3

        Gas Systems and
          Appliances                        2,080           732         35.2            1,639           578         35.3

        Fuel Oil and Gas                      173            24         13.9              148            54         36.5
                                         --------      --------                      --------      --------

                                           46,195        19,158                        54,707        14,573
        Other Revenue
           Rental, storage and
              leases                          804           804                           777           777
           Service labor                      991           991                           860           860
           Service charges                    163           163                           227           227
           Miscellaneous                      217           217                           481           481
                                         --------      --------                      --------      --------

                                        $  48,370     $  21,333         44.1        $  57,052     $  16,918         29.7
                                         ========      ========                      ========      ========



                            All Star Gas Corporation
          Consolidated Schedules of General and Administrative Expenses
                       Years Ended June 30, 2002 and 2001
                                 (In Thousands)


                                                                           2002              2001
                                                                      ------------------ ------------

        Salaries and commissions                                      $      8,892       $      8,520
        Transportation                                                       1,125              1,372

        Office, telephone and utilities                                        751                813
        Taxes and licenses other than payroll and income                       353                444

        Rent and maintenance of building and equipment                       1,316              1,456
        Payroll taxes and employee benefits                                  1,393              1,539

        Insurance and liability claims                                       1,616                901
        Travel and entertainment                                               259                372

        Professional fees                                                      607                366
        Advertising                                                            189                269
        Miscellaneous                                                          504                317
                                                                      ------------       ------------

                                                                      $     17,005       $     16,369
                                                                      ============       ============


         Independent Accountants' Report on Financial Statement Schedule



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


In connection with our audit of the consolidated financial statements of All Star Gas Corporation for each of the three years in the period ended June 30, 2002, we have also audited the accompanying financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  /s/ BKD, LLP


Springfield, Missouri
September 6, 2002

                 Schedule II - Valuation and Qualifying Accounts
                    Years Ended June 30, 2002, 2001 and 2000
                                 (In Thousands)


                                    Balance at         Charges to          Amount                        Balance at
                                    Beginning           Costs and         Written                          End of
         Description                 of Year            Expenses            Off            Other            Year
------------------------------- ------------------- ------------------ --------------- --------------- ----------------

     Valuation accounts
       deducted from
       assets to which
       they apply - for
       doubtful accounts
       receivable
        June 30, 2002                  $250                $164             $178            $0 (A)          $158
                                                                                        $  (78)(B)
        June 30, 2001                  $300                $341             $391            $1 (A)          $250
                                                                                        $   (1)(B)
        June 30, 2000                  $526                $464             $369            $1 (A)          $300
                                                                                        $ (322)(B)

(A) Allowance for doubtful accounts receivable established with respect to the acquisition of retail service centers.

(B) Related to accounts receivable which were sold in conjunction with the disposition of retail service centers.