Form 10-Q
period 2002-09-30
ALL STAR GAS CORP
filed 2002-11-15
CIK 922404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002
                         Commission File Number 1-6537-3


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

Number of Shares of outstanding common stock (one class only) as of October 31, 2002 was 1,586,891.

================================================================================

PART I  --  FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             September 30, 2002
                                                                (Unaudited)                   June 30, 2002
                                                                 --------                     -------------
Assets

Current Assets
     Cash                                                           $ 479                           $ 509
     Trade receivables - net                                        2,194                           2,488
     Current portion of note receivable                               146                             146
     Inventories                                                    2,875                           2,158
     Prepaid expenses                                               1,284                             589
     Refundable income taxes                                          447                               -
     Deferred income taxes                                            150                             175
     Due from related parties                                          42                              30
                                                                 --------                        --------

         Total Current Assets                                       7,617                           6,095
                                                                 --------                        --------

Property, plant and equipment                                      52,051                          51,771
     Less accumulated depreciation                                 25,159                          24,691
                                                                 --------                        --------

         Fixed Assets - Net                                        26,892                          27,080
                                                                 --------                        --------

Other Assets
     Debt acquisition costs - net                                   1,391                           1,425
     Noncompete agreements - net                                      383                             415
     Note receivable                                                3,798                           3,839
     Other                                                          1,298                           1,189
                                                                 --------                        --------

         Total Other Assets                                         6,870                           6,868
                                                                 --------                        --------

Total Assets                                                     $ 41,379                        $ 40,043
                                                                 ========                        ========

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             September 30, 2002
                                                                (Unaudited)                   June 30, 2002
                                                                 --------                     -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                             $  2,160                        $  1,684
     Current maturities of long-term debt                          71,457                          70,642
     Notes payable to banks                                         4,465                           4,672
     Accounts payable                                               2,367                           1,552
     Accrued salaries                                                 670                             556
     Accrued interest                                               2,514                           2,294
     Accrued expenses                                               1,166                             741
     Customer prepayments                                           8,852                           7,809
     Due to related parties                                           249                              67
     Income taxes payable                                               -                             652
                                                                 --------                        --------

         Total Current Liabilities                                 93,900                          90,669

Long-term debt                                                      4,808                           4,937
Deferred income taxes                                               3,973                           3,984
Accrued self-insurance liability                                      150                             193
                                                                 --------                        --------

         Total Liabilities                                        102,831                          99,783
                                                                 --------                        --------

Stockholders' Equity (Deficit)
     Common stock; $.001 par value; authorized
         20,000,000 shares, issued 14,291,020 shares                   14                              14
     Common stock purchase warrants                                 1,227                           1,227
     Additional paid-in capital                                    28,574                          28,574
     Retained earnings (deficit)                                   (3,353)                         (1,641)
                                                                 --------                        --------
                                                                   26,462                          28,174

     Treasury stock, 12,704,129 shares, at cost                   (87,914)                        (87,914)
                                                                 --------                        --------

Total Stockholders' Equity (Deficit)                              (61,452)                        (59,740)
                                                                 --------                        --------

     Total Liabilities and Stockholders' Equity
         (Deficit)                                               $ 41,379                        $ 40,043
                                                                 ========                        ========

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                             2002            2001
                                                           --------        --------
Operating Revenue                                          $  7,236        $  7,645
Cost of Product Sold                                          3,971           4,726
                                                           --------        --------
     Gross Profit                                             3,265           2,919
                                                           --------        --------

Operating Costs and Expenses
     General and administrative                               3,992           3,702
     Depreciation and amortization                              698             951
     Gain on trading activities                                  --             (43)
     (Gain) loss on sale of assets                               (3)             70
                                                           --------        --------
                                                              4,687           4,680
                                                           --------        --------

Operating Loss                                               (1,422)         (1,761)
                                                           --------        --------

Other Expense
     Interest expense                                          (321)           (457)
     Amortization of debt discount and expense                 (974)           (915)
                                                           --------        --------

                                                             (1,295)         (1,372)
                                                           --------        --------

Loss Before Income Taxes                                     (2,717)         (3,133)

Credit for Income Taxes                                      (1,005)         (1,151)
                                                           --------        --------

Net Loss                                                   $ (1,712)       $ (1,982)
                                                           ========        ========

Basic and Diluted Loss Per Common Share                    $  (1.08)       $  (1.25)
                                                           ========        ========

See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                 2002                       2001
                                                                                -------                   --------
Cash Flows From Operating Activities
     Net Loss                                                                  $ (1,712)                  $ (1,982)
     Items not requiring (providing) cash
         Depreciation                                                               667                        727
         Amortization                                                             1,006                      1,139
         (Gain) loss on sale of assets                                               (3)                        70
         Gain on forward and futures contracts                                       --                        (43)
         Deferred income taxes                                                       14                     (1,267)
     Changes In:
         Trade receivables                                                          294                       (112)
         Inventories                                                               (717)                      (215)
         Prepaid expense and other                                                 (888)                      (434)
         Accounts payable and customer prepayments                                1,858                      1,689
         Accrued expenses                                                           716                        340
         Income taxes payable                                                    (1,099)                      (313)
                                                                               --------                   --------
         Net cash provided by (used in) operating activities                        136                       (401)
                                                                               --------                   --------

Cash Flows From Investing Activities
     Purchase of property & equipment                                              (371)                      (606)
     Acquisition of retail service centers                                           --                       (123)
     Proceeds from sales of property and equipment                                   76                        150
     Disposal of retail service centers                                              --                      1,076
                                                                               --------                   --------
         Net cash provided by (used in) investing activities                       (295)                       497
                                                                               --------                   --------

Cash Flows From Financing Activities
     Increase in checks in process of collection                                    476                        458
     Proceeds on notes payable to banks                                             251                      2,750
     Principal payments on notes payable to banks                                  (458)                    (1,722)
     Principal payments on other long-term debt                                    (310)                    (1,825)
     Advances from related parties                                                  170                        117
                                                                               --------                   --------
          Net cash provided by (used in) financing activities                       129                       (222)
                                                                               --------                   --------

DECREASE IN CASH                                                                    (30)                      (126)

CASH, BEGINNING OF PERIOD                                                           509                        509
                                                                               --------                   --------

CASH, END OF PERIOD                                                            $    479                   $    383
                                                                               ========                   ========

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


(1) BASIS OF PRESENTATION

         All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 39 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

         The accompanying unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the consolidated results of its operations and its cash flows for the periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2002, and the notes thereto included in the Form 10-K as filed with the United States Securities and Exchange Commission as disclosure which would substantially duplicate the disclosure contained in that registration has been omitted. The condensed consolidated balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2002 to conform to the balance sheet presentation as of September 30, 2002. These reclassifications had no effect on net earnings.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of
         Part I.


(2) MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         The Company has suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994 and is in default with respect to its outstanding Senior Secured Notes due 2003 and its 9% Subordinated Debentures due 2007. The Company has recently been required to make additional cash deposits with various major propane suppliers to maintain current terms.

         Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The Company has breached the workout plan due to scheduled payments not being made and the IRS has issued a notice of default. The balance on the condensed consolidated balance sheet as of September 30, 2002, including estimated loss carrybacks for fiscal year 2002 and the three months ending September 30, 2002, is $447,000 of refundable income taxes.

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


(3) SELF-INSURANCE AND CONTINGENCIES

         Under the Company's current insurance program, the Company's comprehensive general and employers liability coverage and excess liability policy provides for losses of up to $75 million. The primary general liability coverage has a $250,000 self-insured retention with a $1 million cap on total claims. The Company's combined auto and workers' compensation coverage is insured through participation in a captive insurance program with other unrelated parties. The Company obtains excess coverage on occurrence basis policies. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred, resulting in a retention for a portion of these expected losses.

         The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program, which presently are not expected to have a material adverse effect on the Company's financial position or results of operations.

         The Company and its subsidiaries are presently involved in other various federal and state tax audits, which presently are not expected to have a material adverse effect on the Company's financial position or results of operations.


(4) FUTURES AND FORWARD CONTRACTS

         The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of September 30, 2002, the Company had outstanding commitments to purchase approximately 4.7 million gallons of liquefied propane (LP) gas for approximately $2.1 million. The Company had no outstanding commitments to sell LP gas at September 30, 2002.

         The Company also uses commodity futures contracts to reduce the risk of price fluctuations for LP gas purchase and sale commitments. As of September 30, 2002 the Company had no open positions on commodity futures contracts.

(5) LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the three month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of September 30, 2002 and 2001 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of earnings per share. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,891 for each of the periods ended September 30, 2002 and 2001, respectively.


(6) ADDITIONAL CASH FLOW INFORMATION (In Thousands)


           Additional Cash Payment Information                    2002     2001
                                                                  ----     ----

           Interest Paid                                          $101    $1,696
           Income Taxes Paid                                      $ 81    $  429

           Noncash Investing and Financing Activities

           Note receivable from sale of retail service centers -- $ 834 Purchase contract obligations incurred for
                acquisitions of retail service centers              --    $1,792
           Mortgage and lease obligations incurred on the
                purchase of property and equipment                $181    $  364


(7) SENIOR SECURED NOTES AND SUBORDINATED DEBENTURES

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

         As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      September 30                             June 30

                                                2002                2001               2002             2001
                                                ----                ----               ----             ----
Total long-term debt (including current
     maturities)                             $ 80,730            $ 76,290           $ 80,251          $ 75,198

Working Capital (deficit)                    $(86,283)           $(86,546)          $(84,574)         $(32,302)

Current Ratio                                     .08                 .07                .05               .16

During the three months ended September 30, 2002, the Company's long-term debt increased due to $815,000 in amortization of debt discounts offset by net principal repayments on its mortgage obligations and notes payable to banks.

The changes in working capital and the resulting effects on the current ratio are due principally to the balance of the Senior Notes and the Subordinated Debentures and their classification as current at September 30, 2002 and 2001 and June 30, 2002.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its commitments for product purchases and marketing programs to its customers. Customer prepayments related to the program increased $2.1 million for the three months ended September 30, 2002 compared to the same period in 2001.

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

As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations is included in current liabilities at September 30, 2002. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of November 12, 2002.

In the event that the Company continues to fail to make any interest payment otherwise payable pursuant to the Senior Notes and the Subordinated Debentures, the trustee and the holders of such indebtedness may choose to pursue any and all remedies contained in the indenture or at law relating to such indebtedness. If the holders of the Senior Notes or the Subordinated Debentures accelerate the Company's obligations under such indebtedness, such events would have a material adverse effect on the Company's liquidity and financial position. Under these circumstances, the Company's financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company has incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company has entered into a workout plan with the IRS for payment of the tax obligation. The Company has breached the workout plan due to scheduled payments not being made and the IRS has issued a notice of default.

Results of Operations

Due to the seasonal nature of its business, the Company usually realizes an operating loss the first quarter. Operating revenues and results for a particular quarter are not necessarily indicative of a full fiscal year's operations primarily because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, generally continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

The following table presents additional operating data for the three months ended September 30, 2002 and 2001 and the year ended June 30, 2002 (in thousands).

                                                  Three                Three
                                                  Months               Months                Year
                                                  Ended                Ended                 Ended
                                                 9/30/02              9/30/01               6/30/02
                                                 -------              -------               -------
Revenues:
     Propane                                     $6,108                $ 6,784               $ 43,942
     Gas systems, appliances
         and other fuels                            472                    473                  2,253
     Other                                          656                    388                  2,175

Gross Profit:
     Propane                                      2,434                  2,394                 18,402
     Gas systems, appliances
         and other fuels                            175                    137                    756
     Other                                          656                    388                  2,175

Volumes. Retail volumes of propane sold decreased 1% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Revenues. Operating revenues decreased 5% during the three months ended September 30, 2002 compared to the same period in 2001. In addition to the decrease in retail volumes discussed above, retail sales prices per gallon decreased 9% in the three months ended September 30, 2002 compared to 2001. Other sales, including gas systems, appliances and other fuels had a slight increase as indicated in the table above.

Cost of product and gross profit. Cost of product sold decreased $755,000 due to the decrease in volumes discussed above and average costs per gallon sold decreased 15% over the same period in 2001.

The Company's gross profit increased $346,000 or 12% in the three months ended September 30, 2002 compared to the same period in 2001.

General and administrative expense. General and administrative expense for the three months ended September 30, 2002 increased $290,000 or 8% over the same period in 2001. Salaries and commissions increased $120,000 in 2002 due to increased expenses at the home office as well as increases at certain retail service centers. There were no other significant changes occurring in any individual expense category.

Depreciation and amortization. Depreciation and amortization expense decreased for the three months ended September 30, 2002 as compared to the same period in 2001 mainly due to the divestiture of retail service centers during the year ended June 30, 2002.

Interest expense. Interest expense decreased $136,000 for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to the reduction or elimination of certain mortgages.

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specified methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in the quarter ending September 30, 2002. The adoption of SFAS 142 had no initial effect on the Company's financial statements.

The FASB also recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in the quarter ending September 30, 2002. The adoption of SFAS 142 had no initial effect on the Company's financial statements.

Item 3.  Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the condensed consolidated financial statements.

Items 2, 3, 4 and 5

No information is reportable under these sections

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         --------
99.1 CEO certification pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 CFO certification pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

August 27, 2002


Reviewed by Independent Certified Public Accountants

The September 30, 2002 financial statements included in this filing on Form 10-Q have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

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


                                          All Star Gas Corporation
                                          Registrant

                                          By: /s/  Paul S. Lindsey, Jr.
                                              -------------------------
                                              Paul S. Lindsey, Jr.
                                              President and CEO


DATE:  November 13, 2002

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

         I, Paul S. Lindsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of All Star Gas Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002
      -----------------                    /s/ Paul S. Lindsey
                                           -------------------
                                           Paul S. Lindsey
                                           Chief Executive Officer

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

         I, Kirk Wiles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of All Star Gas Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002
      -----------------                       /s/ Kirk Wiles
                                              --------------
                                              Kirk Wiles
                                              Chief Financial Officer