Form 10-Q/A
period 2002-09-30
ALL STAR GAS CORP
filed 2002-11-15
CIK 922404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A

                                 Amendment No. 1

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

The Form 10-Q, as previously filed, contained an omission of the independent accountants' report that should have been appended thereto as a result of an error during the edgarizing and filing process. The registrant's Form 10-Q is hereby amended in its entirety to include this report.

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

(b)      Reports on Form 8-K

August 27, 2002


Reviewed by Independent Certified Public Accountants

The September 30, 2002 financial statements included in this filing on Form 10-Q/A have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

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



Date: November 13, 2002
      -----------------                       /s/ Kirk Wiles
                                              --------------
                                              Kirk Wiles
                                              Chief Financial Officer

                         Independent Accountants' Report



Board of Directors and Stockholders
All Star Gas Corporation
Lebanon, Missouri


We have reviewed the accompanying condensed consolidated balance sheet of All Star Gas Corporation as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of All Star Gas Corporation as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated September 6, 2002, on those consolidated financial statements, we expressed an unqualified opinion that also contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ BKD, LLP

Springfield, Missouri
November 1, 2002