Form 10-Q
period 2002-12-31
ALL STAR GAS CORP
filed 2003-02-19
CIK 922404

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

                For the quarterly period ended December 31, 2002
                         Commission File Number 1-6537-3


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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---

Number of Shares of outstanding common stock (one class only) as of February 19, 2003 was 1,586,891.

================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                           December 31, 2002
                                              (Unaudited)       June 30, 2002
                                              -----------       -------------
Assets

Current Assets
     Cash                                               $752             $509
     Trade receivables - net                           3,953            2,488
     Current portion of note receivable                  146              146
     Inventories                                       2,371            2,158
     Prepaid expenses                                  1,374              589
     Refundable income taxes                             692               --
     Deferred income taxes                               172              175
     Due from related parties                            139               30
                                           ------------------   --------------

         Total Current Assets                          9,599            6,095
                                           ------------------   --------------

Property, plant and equipment                         52,283           51,771

     Less accumulated depreciation                    25,270           24,691
                                           ------------------   --------------

         Fixed Assets - Net                           27,013           27,080
                                           ------------------   --------------

Other Assets
     Debt acquisition costs - net                      1,478            1,425
     Noncompete agreements - net                         355              415
     Note receivable                                   3,760            3,839
     Other                                             1,499            1,189
                                           ------------------   --------------

         Total Other Assets                            7,092            6,868
                                           ------------------   --------------

Total Assets                                         $43,704          $40,043
                                           ==================   ==============

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                        December 31, 2002
                                                           (Unaudited)        June 30, 2002
                                                           -----------        -------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Checks in process of collection                               $3,947             $1,684
     Current maturities of long-term debt                          72,239             70,642
     Notes payable to banks                                         5,740              4,672
     Accounts payable                                               3,491              1,552
     Accrued salaries                                                 482                556
     Accrued interest                                               2,733              2,294
     Accrued expenses                                               1,537                741
     Customer prepayments                                           6,076              7,809
     Due to related parties                                           214                 67
     Income taxes payable                                              --                652
                                                        ------------------    ---------------

         Total Current Liabilities                                 96,459             90,669

Long-term debt                                                      5,014              4,937
Deferred income taxes                                               3,976              3,984
Accrued self-insurance liability                                      131                193
                                                        ------------------    ---------------

             Total Liabilities                                    105,580             99,783
                                                        ------------------    ---------------

Stockholders' Equity (Deficit)
     Common; $.001 par value; authorized 20,000,000
         shares, issued - 14,291,020 shares
                                                                       14                 14
     Common stock purchase warrants                                 1,227              1,227
     Additional paid-in capital                                    28,574             28,574
     Retained earnings (deficit)                                   (3,777)             (1,641)
                                                        ------------------    ---------------
                                                                   26,038             28,174

Treasury stock, at cost - 12,704,129 shares                       (87,914)           (87,914)
                                                        ------------------    ---------------

             Total Stockholders' Equity (Deficit)                 (61,876)           (59,740)
                                                        ------------------    ---------------

Total Liabilities and Stockholders'
Equity (Deficit)                                                  $43,704            $40,043
                                                        ==================    ===============


See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                               Three Months Ended                  Six Months Ended
                                                   December 31                        December 31

                                              2002            2001              2002               2001
                                              ----            ----              ----               ----
Operating revenue                              $15,585         $14,556            $22,821           $22,201
Cost of product sold                             9,482           8,257             13,453            12,983
                                           ------------    ------------     --------------      ------------
     Gross Profit                                6,103           6,299              9,368             9,218
                                           ------------    ------------     --------------      ------------

Operating Costs and Expenses
     General and administrative                  4,680           4,579              8,672             8,281
     Depreciation and amortization                 694             883              1,392             1,834
     (Gain) loss on sale of assets                  12            (145)                 9               (75)
     Gain on trading activities                     --              (1)                --               (44)
                                           ------------    ------------     --------------      ------------
                                                 5,386           5,316             10,073             9,996
                                           ------------    ------------     --------------      ------------

Operating Income (Loss)                            717             983               (705)             (778)
                                           ------------    ------------     --------------      ------------

Other Expense
     Interest expense                             (407)           (410)              (728)             (867)
     Amortization of debt discount                (983)           (923)            (1,957)           (1,838)
                                           ------------    ------------     --------------      ------------
                                                (1,390)         (1,333)            (2,685)           (2,705)
                                           ------------    ------------     --------------      ------------

Loss Before Income Taxes                          (673)           (350)            (3,390)           (3,483)

Credit for Income Taxes                           (249)           (127)            (1,254)           (1,278)
                                           ------------    ------------     --------------      ------------

Net Loss                                         $(424)          $(223)           $(2,136)         $ (2,205)
                                           ============    ============     ==============      ============

Basic and Diluted Loss Per Common Share
                                                 $(.27)          $(.14)            $(1.35)           $(1.39)
                                           ============    ============     ==============      ============





See Notes to Condensed Consolidated Financial Statements.

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                              2002              2001
                                                                          -------------    --------------

Cash Flows From Operating Activities
     Net loss                                                                  $(2,136)          $(2,205)
     Items not requiring (providing) cash
         Depreciation                                                            1,332             1,409
         Amortization                                                            2,016             2,262
         (Gain) loss on sale of retail service centers and other assets              9              (75)
         Gain on forward and futures contracts                                      --              (44)
         Deferred income taxes                                                      (5)           (1,318)
     Changes In:
         Trade receivables                                                      (1,465)           (1,372)
         Inventories                                                              (213)             (263)
         Prepaid expense and other                                              (1,387)             (259)
         Accounts payable                                                        1,939             2,877
         Customer prepayments                                                   (1,733)           (3,417)
         Accrued expenses                                                        1,099               314
         Income taxes payable/refundable                                        (1,344)             (960)
                                                                          -------------    --------------

     Net cash used in operating activities                                      (1,888)           (3,051)
                                                                          -------------    --------------

Cash Flows From Investing Activities
     Purchase of property and equipment                                           (902)           (1,870)
     Acquisition of retail service centers                                          --              (123)
     Proceeds from sales of property and equipment                                 167               150
     Disposal of retail service centers                                             --             1,988
                                                                          -------------    --------------
     Net cash provided by investing activities                                    (735)              145
                                                                          -------------    --------------

Cash Flows From Financing Activities
     Increase in checks in process of collection                                 2,263             1,806
     Advances from related parties                                                  38             1,501
     Proceeds on notes payable to banks                                          1,544             4,489
     Principal payments on notes payable to banks                                 (476)           (1,722)
     Principal payments on other long-term debt                                   (503)           (2,043)
                                                                          -------------    --------------
     Net cash provided by financing activities                                   2,866             3,031
                                                                          -------------    --------------

INCREASE IN CASH                                                                   243               125

CASH, BEGINNING OF PERIOD                                                          509               509
                                                                          -------------    --------------

CASH, END OF PERIOD                                                               $752              $634
                                                                          =============    ==============

See Notes to Condensed Consolidated Financial Statements

                    ALL STAR GAS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     All Star Gas Corporation (the "Company") was founded in 1963 and through its subsidiaries has been in operation for over 39 years. The Company is engaged primarily in the retail marketing of propane and propane related appliances, supplies and equipment to residential, agricultural and commercial customers.

     The accompanying unaudited condensed consolidated financial statements contain, in the opinion of Management, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2002, and the consolidated results of its operations and cash flows for the periods ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature.

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

     Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2002 to conform to the balance sheet presentation as of December 31, 2002. These reclassifications had no effect on net earnings.

     Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.


(2)  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

     The Company has suffered recurring losses from operations and continues to have net working capital and net stockholders' equity deficiencies, which have existed since June 30, 1994, and is in default with respect to its outstanding Senior Secured Notes due 2003 and its 9% Subordinated Debentures due 2007. The Company has made cash deposits with some of its major propane suppliers to maintain them as supply sources.

     Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company previously entered into a workout plan with the IRS for payment of the tax obligation. At December 31, 2002, the remaining balance of this liability, which consists of only penalties and interest charges, is approximately $255,000. The Company has stopped making scheduled payments and has recently requested that the IRS waive these amounts. The IRS has issued a notice of default. The Company is waiting for a decision on the request for waiver.

     The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management is exploring strategies involving debt and equity restructurings, securing additional financing and asset sales for mitigating these conditions during the coming year. Although not currently planned, realization of assets in other than the ordinary course of business to meet liquidity needs could incur losses not reflected in these financial statements.


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

     The Company and its subsidiaries are involved in other various federal and state tax audits, which presently are not expected to have a material adverse effect on the Company's financial position or results of operations.


(4)  FUTURES AND FORWARD CONTRACTS

     The Company routinely makes purchase and sale commitments under supply contracts and similar agreements with other parties that typically have a term of less than one year. As of December 31, 2002, the Company had outstanding commitments to purchase approximately 2.5 million gallons of liquefied propane (LP) gas for approximately $1.1 million. The Company had no outstanding commitments to sell LP gas at December 31, 2002.

     The Company periodically uses commodity futures contracts to reduce the risk of price fluctuations for liquefied propane (LP) gas purchase and sale commitments. As of December 31, 2002 the Company had no open positions on commodity futures contracts.

(5)  LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the three and six month periods by the average number of common shares and, except where anti-dilutive, common share equivalents outstanding, if any. Common share equivalents outstanding as of December 31, 2002 and 2001 consisted of stock options and common stock purchase warrants which are anti-dilutive at those dates and were excluded from the computation of loss per share. The weighted average number of common shares outstanding used in the computation of loss per common share was 1,586,891 for each of the periods ended December 31, 2002 and 2001, respectively.


(6)  ADDITIONAL CASH FLOW INFORMATION (In Thousands)


         Additional Cash Payment Information               2002         2001
         -----------------------------------               ----         ----

         Interest Paid                                       $289        $1,888
         Income Taxes Paid                                    $96        $1,302

         Noncash Investing and Financing Activities
         ------------------------------------------

         Purchase contract obligations incurred on the
              acquisition of retail service centers            --        $1,792
         Notes receivables from sale of retail service
              centers                                          --        $1,234
         Mortgage and lease obligations incurred for
              purchase of property and equipment             $539          $364


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

     As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2002.

(8)  SUBSEQUENT EVENT

     On February 3, 2003, the Company completed a short-term financing agreement with lenders represented by Madeleine LLC, as Agent, which provided $3 million in funds to the Company for the purchase of propane from specified suppliers and payment of costs of issuance of the debt. The agreement bears interest at 12.25% per annum, payable monthly, and matures on April 30, 2003. Providing no events of default occur, a portion of the interest equal to 2.5% per annum on the debt, will be capitalized and added to the outstanding principal balance and the interest otherwise payable in cash will be reduced by the amount of interest capitalized.

     The debt is secured by a first or second collateral interest in substantially all of the assets of the Company and is guaranteed by the Company's principal stockholder. In connection with the agreement, the Company is required to maintain certain financial and other conditions and covenants.

     Concurrent with execution of the financing agreement, the Company's majority stockholders entered into a voting agreement with the Company and the Agent. The voting agreement restricts the ability of the stockholders to transfer or encumber their stock and to vote their stock in other than a specified manner with respect to certain matters specified in the agreement without the prior written consent of the Agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The following table is presented as a measure of the Company's liquidity and financial condition (in thousands).

                                                      December 31                              June 30

                                                   2002                2001               2002               2001
                                                   ----                ----               ----               ----
Total long-term debt (including current
     maturities and notes payable to
     banks)                                       $ 82,993            $78,587             $80,251          $ 75,198

Working Capital (deficit)                         $(86,860)         $ (86,073)          $ (84,574)        $ (32,302)

Current Ratio                                          .10                .09                 .05               .16

During the six months ended December 31, 2002, the Company's incurred $750,000 of additional bank debt for working capital purposes and $1.4 in amortization of debt discounts which was offset by principal repayments on its mortgage obligations and other notes payable to banks.

The changes in working capital and the resulting effects on the current ratio are due principally to the balance of the Senior Notes and the Subordinated Debentures and their classification as current at December 31, 2002 and 2001 and June 30, 2002.

The Company's prepaid product program allows customers to prebuy product at an established price, reducing their risk of winter price fluctuations brought about by changes in demand and allowing the Company to improve its seasonal cash flow and further enhance its commitments to product purchases program and marketing programs to its customers. Customer prepayments related to the program decreased $715,000 for the six months ended December 31, 2002 compared to the same period in 2001.

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

As a result of the defaults, the holders of the Senior Notes and the Subordinated Debentures have the right to accelerate the balance due and require immediate payment in full. Accordingly, the entire balance of the obligations are included in current liabilities at December 31, 2002. The holders of the Senior Notes and the Subordinated Debentures have not accelerated the balance due as of February 19, 2003.

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

As described in Note 8 to the condensed consolidated financial statements, on February 3, 2003, the Company completed a short term financing agreement with lenders represented by Madeleine LLC, as Agent, which provided $3 million in funds to the Company.

Also, as a result of the Company's significant disposition of retail service centers during fiscal 2000, the Company incurred a $7.7 million federal tax liability that was due September 15, 2000. The Company was unable to pay the obligation when due. The Internal Revenue Service (the "IRS") has placed liens on Company assets. The Company previously entered into a workout plan with the IRS for payment of the tax obligation. At December 31, 2002, the remaining balance of this liability, which consists of only penalties and interest charges, is approximately $255,000. The Company has stopped making scheduled payments and has recently requested that the IRS waive these amounts. The IRS has issued a notice of default. The Company is waiting for a decision on the request for waiver.


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

The following table presents additional operating data for the periods ended December 31, 2002 and 2001 and the year ended June 30, 2002 (in thousands).

                                                 Three Months Ended             Six Months Ended          Year Ended
                                               12/31/02       12/31/01       12/31/02       12/31/01        6/30/02
                                               --------       --------       --------       --------        -------

Revenues:
     Propane                                    $14,021       $ 12,978        $20,129       $ 19,762       $ 43,942
     Gas systems, appliances
         and other fuels                            629            696          1,101          1,169          2,253
     Other                                          935            882          1,591          1,270          2,175

Gross Profit:
     Propane                                      5,009          5,231          7,443          7,625         18,402
     Gas systems, appliances
         and other fuels                            225            277            400            414            756
     Other                                          869            791          1,525          1,179          2,175

Volumes. Retail volumes of propane sold increased 7% and 4% in the three and six months ended December 31, 2002, respectively, compared to the same periods ended December 31, 2001.

Revenues. Operating revenues increased 7% and 3% during the three and six months ended December 31, 2002 compared to the same periods in 2001. Retail sales prices per gallon decreased 2% in the six months ended December 31, 2002 compared to 2001. Other sales increased while gas systems, appliances and other fuels, decreased as indicated in the table above.

Cost of product and gross profit. Cost of product sold increased in the three and six month periods compared to the same periods in 2001 due to the increase in volumes discussed above. There was also a 1% increase in the average cost per gallon sold for the six months ended December 31, 2002 compared to the same period in 2001.

The Company's gross profit decreased in the three months ended December 31, 2002 and increased in the six months ended December 31, 2002 compared to the same periods in 2001. This is primarily due to the changes in margins per gallon experienced by the Company.

General and administrative expense. General and administrative expense for the three and six months ended December 31, 2002 increased $101,000 and $391,000, respectively, over the same periods in 2001. Occupancy expenses increased $128,000 and $285,000, respectively, for the three and six months ended December 31, 2002 compared to the same periods in 2001 primarily due to the increased rent expense in conjunction with a sale-lease back transaction agreement entered into by the Company in February 2002. There were no other significant changes occurring in any individual expense category.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended December 31, 2002 decreased over the same periods in 2001 mainly due to the divestiture of six retail service centers during the six months ended December 31, 2001.

Interest expense. Interest expense for the three and six months ended December 31, 2002 decreased $3,000 and $139,000, respectively, primarily due to the reduction or elimination of certain mortgages.


Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specified methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 during the quarter ended September 30, 2002. The adoption of SFAS 142 had no initial effect on the Company's financial statements.

The FASB also recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 during the quarter ended September 30, 2002. The adoption of SFAS 144 had no initial effect on the Company's financial statements.


Item 3.  Controls and Procedures

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a - 14(c) of the Securities and Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Condensed Consolidated Financial Statements.

Items 2, 3, 4

No information is reportable under these sections

Item 5.  Other Information

During the month of January 2003, the Company's two outside directors and Kristin L. Lindsey resigned from the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits
      --------
      10.6 First Supplement to the Indenture and Financing Agreement
      99.1 CEO certification pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002
      99.2 CFO certification pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K
      -------------------
      None


Reviewed by Independent Certified Public Accountants

The December 31, 2002 financial statements included in this filing on Form 10-Q have been reviewed by BKD, LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of BKD, LLP commenting upon their review is appended hereto.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Star Gas Corporation


Signature and Title                                  Date


/s/  Paul S. Lindsey, Jr.                            February 19, 2003
-------------------------                            -----------------
Paul S. Lindsey, Jr.
President and Chief Executive Officer


/s/  Kirk Wiles                                      February 19, 2003
---------------                                      -----------------
Kirk Wiles
Chief Financial Officer

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

/s/  Paul S. Lindsey, Jr.                        February 19, 2003
-------------------------                        -----------------
Paul S. Lindsey, Jr.
President and Chief Executive Officer

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

/s/  Kirk Wiles                                  February 19, 2003
---------------                                  -----------------
Kirk Wiles
Chief Financial Officer